Form 10-Q
period 1995-03-31
CERBCO INC
filed 1995-05-15
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended:
March 31, 1995

                                      OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the transition period from
- - -------- to --------

Commission file number:  0-16749

CERBCO, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                   54-1448835
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

3421 Pennsy Drive, Landover, Maryland 20785
(Address of principal executive offices)

Registrant's telephone and fax numbers, including area code:
301-773-1784 (tel); 301-322-3041 (fax)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No  -------

As of May 5, 1995, the following number of shares of each of the issuer's classes of common stock were outstanding:

Common Stock  1,150,989/Class B Common Stock  310,967

PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements
- - -----------------------------

CERBCO, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
- - -----------------------------------------------------------------
- - -------
                For the three months ended 3/31     For the nine
months ended 3/31
                -------------------------------
- - ------------------------------
                       1995          1994           1995
1994
Sales:
  Sales of products    $7,147,473    $3,934,405     $21,973,673
$15,379,437
  Sales of services
    and supplies        2,467,793     1,887,982       6,925,258
  5,468,938
                       ----------    ----------     -----------
- - -----------
      TOTAL SALES       9,615,266     5,822,387      28,898,931
 20,848,375
                       ----------    ----------     -----------
- - -----------
Costs and Expenses:
  Cost of products
    sold                4,714,895     3,437,012      15,307,765
 11,920,268
  Cost of services
    and supplies        1,239,345       987,967       3,396,032
  2,803,008
  Selling, general
    and
    administrative
    expenses            2,336,798     1,739,735       6,251,206
  5,097,186
                        ---------     ---------       ---------
  ---------
  Total Costs and
    Expenses            8,291,038     6,164,714      24,955,003
 19,820,462
                        ---------     ---------      ----------
 ----------
Operating Profit
  (Loss)                1,324,228      (342,327)      3,943,928
  1,027,913
Investment Income          47,909        34,767         143,541
    205,379
Equity in Earnings
  of
  Unconsolidated
  Affiliate               141,223        26,574         554,600
    177,340
Interest Expense           (4,976)      (25,298)        (25,901)
    (81,022)
Other Income
  (Expense)
  - net                    46,444        32,953          81,764
     67,777
                         --------      --------        --------
  ---------
Earnings (Loss)
  before Income
  Taxes and
  Non-owned
  Interests             1,554,828      (273,331)      4,697,932
  1,397,387
Provision (Credit)
  for Income Taxes        789,000       (31,000)      2,236,000
    699,000
                         --------     ---------      ----------
   --------

Earnings (Loss) before
  Non-owned Interests     765,828      (242,331)      2,461,932
    698,387
Non-owned Interests in
  Earnings (Loss)
  of Consolidated
  Subsidiaries            564,486      (165,578)      1,589,710
    193,877
                         --------     ---------      ----------
   --------
Earnings (Loss) from
  Continuing Operations   201,342       (76,753)        872,222
    504,510
Discontinued Operations:
Estimated gain on
  disposal of
  discontinued
  operations - net          3,648             0         151,349
    596,706
                         --------      --------      ----------
 ----------
  NET EARNINGS (LOSS)    $204,990      $(76,753)     $1,023,571
 $1,101,216
                         --------      --------      ----------
 ----------
                         --------      --------      ----------
 ----------

Net Earnings (Loss) per
  Share of Common
  Stock:
  Earnings (loss) from
    continuing
    operations               $.14         $(.05)           $.60
       $.35
  Estimated gain on
    disposal                  .00           .00             .10
        .41
                             ----          ----            ----
       ----
  Net Earnings (Loss)
    per Share                $.14         $(.05)           $.70
       $.76
                             ----          ----            ----
       ----
                             ----          ----            ----
       ----
See notes to condensed consolidated financial statements.

CERBCO, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
- - --------------------------------------------------------------
                                             As of 3/31/95
As of 6/30/94
                                             -------------
- - -------------
ASSETS
- - ------
Current Assets:
  Cash and cash equivalents                   $4,191,431
   $2,215,624
  Temporary investments                          979,514
    2,292,036
  Accounts receivable                          6,305,954
    6,675,386
  Inventories                                  2,835,754
    2,069,309
  Prepaid and refundable taxes                   101,720
      516,239
  Deferred income taxes                           63,000
       63,000
  Prepaid expenses and other                     395,000
      344,464
                                              ----------
   ----------
    Total Current Assets                      14,872,373
   14,176,058
                                              ----------
   ----------
Property, Plant and Equipment - at cost
  Less accumulated depreciation of $8,808,851
  at 3/31/95 and $8,282,201 at 6/30/94         9,387,737
    9,157,596
                                              ----------
   ----------

Other Assets:
  Excess of acquisition cost over value of net
    assets acquired - net of accumulated
    amortization of $1,416,094 at 3/31/95
    and $1,296,614 at 6/30/94                  4,927,795
    5,047,275
  Investment in unconsolidated affiliate       1,297,528
      866,178
  Deferred income taxes                           30,000
       30,000
  Deposits and other                             401,991
      229,556
                                             -----------
  -----------
    Total Other Assets                         6,657,314
    6,173,009
                                             -----------
  -----------
    Total Assets                             $30,917,424
  $29,506,663
                                             -----------
  -----------
                                             -----------
  -----------
See notes to condensed consolidated financial statements.

CERBCO, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
- - --------------------------------------------------------------
                                                As of 3/31/95
  As of 6/30/94
                                                -------------
  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
  Loans payable                                            $0
       $561,000
  Accounts payable and accrued liabilities          2,805,871
      3,590,406
  Deferred revenue                                    512,159
        495,605
  Current portion of long-term debt                    18,479
         16,959
  Current portion of capital lease obligations         36,549
         32,584
                                                   ----------
     ----------
    Total Current Liabilities                       3,373,058
      4,696,554
                                                   ----------
      ---------

Long-term Liabilities
  Long-term debt (less current portion shown
    above)                                             10,195
         24,119
  Capital lease obligations (less current
    portion shown above)                               44,040
         71,537
  Deferred income taxes                             1,038,000
        919,000
  Other long-term liabilities                          81,578
         31,740
                                                  -----------
    -----------
    Total Long-term Liabilities                     1,173,813
      1,046,396
                                                  -----------
    -----------
    Total Liabilities                               4,546,871
      5,742,950
                                                  -----------
    -----------

Commitments and Contingencies

Non-owned Interests in Consolidated Subsidiaries   11,889,228
     10,318,334
                                                  -----------
    -----------

Stockholders' Equity:
  Common stock, $.10 par value
  Authorized: 3,500,000 shares
  Issued and outstanding: 1,150,989 shares
    (at 3/31/95)                                      115,099
  Issued and outstanding: 1,146,489 shares
    (at 6/30/94)
        114,649
  Class B Common stock (convertible),
    $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding: 310,967 shares             31,096
         31,096
  Additional paid-in capital                        7,412,937
      7,401,012
  Retained earnings                                 6,922,193
      5,898,622
                                                  -----------
    -----------
    Total Stockholders' Equity                     14,481,325
     13,445,379
                                                  -----------
    -----------

    Total Liabilities and Stockholders'
      Equity                                      $30,917,424
     $29,506,663
                                                  -----------
     -----------
                                                  -----------
     -----------
See notes to condensed consolidated financial statements.

CERBCO, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
- - -----------------------------------------------------------------
- - -------
                                                   For the nine
months ended 3/31

- - ------------------------------
                                                   1995
   1994
Cash Flows from Operating Activities:
  Earnings from continuing operations                 $872,222
      $504,510
  Estimated gain on disposal                           151,349
       596,706
                                                     ---------
     ---------
  Net earnings                                       1,023,571
     1,101,216
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operations:
    Depreciation and amortization                      999,911
       985,750
    Change in net assets of discontinued operations          0
       261,183
    Amounts provided by non-owned interests          1,589,710
       164,640
    Deferred income taxes                              119,000
       318,000
    Equity in (earnings) loss of unconsolidated
      affiliate                                       (554,600)
      (177,340)
    Decrease in other assets                          (132,586)
       (88,147)
    Increase in long-term liabilities                   49,838
        15,870
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable       369,432
        30,823
      (Increase) decrease in inventories and
        prepaid expenses                              (454,311)
       (81,467)
      Increase (decrease) in accounts payable
        and accrued expenses                        (1,061,941)
      (729,659)
      Increase (decrease) in income taxes payable      425,442
       (66,406)
      Increase (decrease) in deferred revenue           16,554
       101,310
                                                     ---------
     ---------
  Net Cash Provided by Operating Activities          2,390,020
     1,835,773
                                                     ---------
     ---------
Cash Flows from Investing Activities:
  Capital expenditures, net                         (1,098,572)
      (488,382)
  Change in temporary investments                    1,312,522
             0
  Cash distribution from unconsolidated affiliate      123,250
             0
  Acquisition of non-owned interest in
    consolidated subsidiary                            (18,816)
             0
  Proceeds from sale of assets of discontinued
    operations                                               0
       134,360
                                                     ---------
     ---------
  Net Cash Provided by (Used in)
    Investing Activities                               318,384
     (354,022)
                                                     ---------
     ---------
Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit
    and long-term borrowings                         2,150,000
     5,552,582
  Principal payments on revolving lines of credit,
    capital lease obligations and long-term
    borrowings                                      (2,746,936)
    (5,785,983)
  Proceeds from exercise of stock options               12,375
             0
  Dividends paid                                      (148,036)
      (148,036)
                                                    ----------
    ----------
  Net Cash Used in Financing Activities               (732,597)
      (381,437)
                                                    ----------
    ----------
Net Increase in Cash and Cash Equivalents            1,975,807
     1,100,314
Cash and Cash Equivalents at Beginning of Period     2,215,624
     4,116,624
                                                    ----------
    ----------
Cash and Cash Equivalents at End of Period          $4,191,431
    $5,216,938
                                                    ----------
    ----------
                                                    ----------
    ----------
Supplemental disclosure of cash flow information:
  Interest paid                                        $25,901
       $78,545
  Income taxes paid (refunded) - net                $1,316,747
      $286,452

Supplemental disclosure of non-cash investing and
  financing activities:
  Additions to capital leases                               $0
       $40,632
See notes to condensed consolidated financial statements.

CERBCO, Inc.
- - ------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
- - ----------------------------------------------------------------

1.  Financial Information
    ---------------------

    The accompanying condensed consolidated financial statements include the accounts of CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Copy Products, Inc. ("Capitol Copy"); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). The condensed consolidated Balance Sheet as of March 31, 1995, the condensed consolidated Statements of Operations for the three months and nine months ended March 31, 1995 and 1994, and the condensed consolidated Statements of Cash Flows for the nine months ended March 31, 1995 and 1994 have been prepared by the Company without audit. The condensed consolidated Balance Sheet as of June 30, 1994 (unaudited) has been derived from the Company s June 30, 1994 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

    These statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-K for the fiscal year ended June 30, 1994. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.  Earnings Per Share
    ------------------

    Earnings (loss) per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents outstanding (when dilutive) during each period. The following numbers of shares have been used in the computations:

For the three months ended 3/31    For the nine months ended 3/31
- - -------------------------------    ------------------------------
1995               1994             1995               1994
- - ---------          ---------        ---------          ---------
1,461,956          1,457,456        1,459,137          1,457,456

3.  Accounts Receivable
    -------------------

    Accounts receivable consist of:

                                 March 31, 1995     June 30, 1994
                                 --------------     -------------
Due from municipal and
  commercial customers             $6,053,157        $6,514,133
Miscellaneous                         282,797           216,253
                                   ----------        ----------
                                    6,335,954         6,730,386
Less: Allowance for doubtful
  accounts                            (30,000)          (55,000)
                                   ----------        ----------
                                   $6,305,954        $6,675,386
                                   ----------        ----------
                                   ----------        ----------

4.  Inventories
    -----------

    Inventories consist of:

                                March 31, 1995      June 30, 1994
                                --------------      -------------
Pipeline rehabilitation
  materials                         $986,034           $764,938
Copier and facsimile equipment     1,280,642            808,956
Copier and facsimile supplies        278,358            251,616
Copier and facsimile parts           290,720            243,799
                                  ----------         ----------
                                  $2,835,754         $2,069,309
                                  ----------         ----------
                                  ----------         ----------

5.  Discontinued Operations
    -----------------------

    On March 31, 1991, the Company adopted a formal plan to discontinue the operations and dispose of assets and liabilities of its defense contract services segment conducted through its wholly-owned subsidiary, CERBERONICS, Inc. ("CERBERONICS"). On June 30, 1991, CERBERONICS ceased all operations. Since that date, the Company has continued to receive payment on accounts receivable and process other open items pertaining to CERBERONICS's final contracts. There were no such receipts during the quarter ended March 31, 1994. During the nine months ended March 31, 1994, the Company obtained payment of $991,520, consisting of a judgment for $871,649 plus interest, resulting from settlement of a lawsuit against the U.S. Navy in connection with open proposals under CERBERONICS's former C-9 contract. The Company recognized $610,466 as a gain on disposal of discontinued operations, which had not been recognized as revenue in prior years. During the quarter and the nine months ended March 31, 1995, the Company obtained payments of $3,648 and $151,349, respectively, pertaining to other former contracts. These payments are included in gain on disposal of discontinued operations in the accompanying Condensed Consolidated Statements of Operations. Although there are several open items remaining that pertain to other former contracts of CERBERONICS, none are considered material.

    On June 11, 1993, the Company adopted a formal plan to discontinue providing cement mortar lining services conducted through its pipeline rehabilitation segment, Insituform East. This plan included declining to bid on future cement mortar lining contracts, fulfilling existing commitments and selling remaining equipment and materials associated with this service capability. Insituform East substantially completed two existing contracts in progress and sold substantially all remaining equipment and materials during the fiscal year ended June 30, 1994.

    During the quarter and year ended June 30, 1993, Insituform East established an estimated loss on the disposal of discontinued operations of -$391,000, net of an income tax benefit of $250,000. CERBCO's loss on the disposal of this capability, net of non-owned interests, was -$125,120 in fiscal year 1993. Insituform East s estimated loss on disposal was increased -$43,000, net of an income tax benefit of $27,000, during the quarter ended September 30, 1993 to increase the provision for additional operating losses to complete remaining contracts during fiscal year 1994. CERBCO's loss on the disposal, net of non-owned interests, was increased -$13,760, during the quarter ended September 30, 1993.

    The Company's cement mortar lining activities for the quarter and the nine months ended March 31, 1994 are presented separately in the accompanying Condensed Consolidated Statements of Operations. There were no sales from cement mortar lining activities during the quarter ended March 31, 1994. Sales from cement mortar lining activities for the nine months ended March 31, 1994 were $830,822. This amount is not included in sales in the accompanying Condensed Consolidated Statements of Operations.

6.  Equity in Insituform East
    -------------------------

    At March 31, 1995, CERBCO beneficially held 1,100,000 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.1% of the Common Stock, 99.5% of the Class B Common Stock, 32.0% of the total equity and 57.7% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

    From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock operations. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No such changes in capital structure occurred during the nine months ended March 31, 1995. If all the options outstanding at March 31, 1995 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 55.5%, respectively.

    From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the nine months ended March 31, 1995.

7.  Equity in Capitol Copy
    ----------------------

    At March 31, 1995, CERBCO beneficially held 800 shares, and
Capitol Copy's president held 400 shares, of Capitol Copy Class B
Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Copy stock.

8.  Accounts Payable and Accrued Liabilities
    ----------------------------------------

    Accounts payable and accrued liabilities consist of:

                                  March 31, 1995    June 30, 1994
                                  --------------    -------------
Accounts payable                   $1,111,012        $1,946,792
Accrued compensation and related
  expenses                          1,157,773         1,383,934
Dividends payable                           0           148,036
Income taxes payable                  537,086           111,644
                                   ----------        ----------
                                   $2,805,871        $3,590,406
                                    ----------       ----------
                                    ----------       ----------

9.  Contingencies
    -------------

    In March 1990, the controlling stockholders of the Company, George Wm. Erikson and Robert W. Erikson (together, the "Eriksons"), executed a letter of intent and subsequently executed four amendments thereto (collectively referred to herein as the "Letter of Intent") with Insituform Technologies, Inc. ("ITI") to effect a sale of their controlling interest in the Company to ITI for $6,000,000 (the "Proposed Transaction"). The Proposed Transaction, if consummated, would have had the effect of making ITI the controlling stockholder of the Company, and, indirectly, of each of the Company's three direct subsidiaries at the time, Insituform East, Capitol Copy, and CERBERONICS. In September 1990, the Eriksons informed the Company that the Letter of Intent had expired without consummation of any transaction, that it would not be further extended, that negotiations had ceased, and that the Eriksons had no further intention at the time of pursuing the proposed sale of their controlling interest in the Company to ITI.

    In August 1990, a complaint against the Company and the Eriksons was filed in the Delaware Court of Chancery by two stockholders of the Company, on their own behalf and derivatively on behalf of the Company, which seeks (i) damages against the individual defendants for alleged breach of fiduciary duties in an amount not less than $6,000,000, together with interest thereon from March 12, 1990; (ii) to permanently enjoin the Eriksons from completing any transaction with ITI similar in substance to the Proposed Transaction; (iii) a declaration of the invalidity of the 1982 authorization for and issuance of the Company's Class B Common Stock, and, therefore, of the entitlement of holders of Class B Common Stock to elect any members of the Company s Board; (iv) a declaration of the invalidity of the 1990 election of the Company's directors and the issuance of new proxy materials that fully and fairly disclose all facts which plaintiffs claim are material to the election of such directors; (v) an award to the plaintiffs of their costs of bringing the action, including reasonable attorneys' fees; and (vi) an award to plaintiffs of such further relief as the Court of Chancery deems appropriate. In addition, the Complaint asserts a claim against the individual defendants alleging that the Company has forgone a corporate opportunity by the continued failure to pursue a transaction with ITI.

    All but one of the plaintiffs' claims subsequently have been dismissed. The claim remaining in the litigation is plaintiffs' allegation that the Proposed Transaction was an opportunity belonging to the Company and that the Eriksons breached their duty to the Company by precluding the Company from taking advantage of that opportunity so that the Eriksons might have a chance to do so. Trial in this matter was held beginning on February 21, 1995. The parties are submitting post-trial briefs to the Court, and oral argument is scheduled for May 23, 1995. Following oral argument, the Court will issue its written decision.

    In January 1993, a separate lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the District of Columbia. The plaintiffs are the same two stockholders, and a former director of the Company, and have alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interest of the Eriksons in the Proposed Transaction with ITI. The plaintiffs also claim that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. The plaintiffs claim that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The complaint seeks to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6,000,000 for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages. Although the complaint states that it was filed on behalf of the Company, management does not believe that Rogers & Wells should be sued on any of the claims set forth in the complaint.

    To date, motions to dismiss this case by the Company and Rogers & Wells have been denied, but a stay in the proceedings has been granted until after the Delaware trial. A status report was submitted by the parties on April 3, 1995.

    Management believes there are valid defenses to all of plaintiffs' allegations in each of the above actions and that ultimate resolution of these matters will not have a material effect on the financial statements. Accordingly, no provision for these contingencies has been reflected therein.

    CERBCO is involved in other contingencies, none of which could, in the opinion of management, materially affect the Company's financial position or results of operations.

10.  Segment Data and Reconciliation
     -------------------------------

    CERBCO's operations are classified into two principal industry segments: pipeline rehabilitation and copier equipment products and services. The following is a summary of pertinent industry segment information. General corporate expenses include items which are of an overall holding company nature and are not allocated to the segments.

                       For the three months   For the nine months
                       ended 3/31             ended 3/31
                       --------------------   -------------------
                       1995        1994       1995        1994
(in thousands)
Sales to Unaffiliated
  Customers:
  Pipeline
    rehabilitation     $5,317      $2,173     $15,536     $9,870
  Copier equipment
    products and
    services            4,298       3,649      13,363     10,978
                       ------      ------     -------    -------
    Total Sales        $9,615      $5,822     $28,899    $20,848
                       ------      ------     -------    -------
                       ------      ------     -------    -------
Earnings (Loss) before
  Income Taxes:
  Pipeline
    rehabilitation       $664       $(855)     $1,656      $(857)
  Copier equipment
    products and
    services            1,059         657       3,142      2,217
  General corporate
    expenses - net       (399)       (144)       (854)      (332)
                       ------      ------      ------     ------
    Operating Profit
      (Loss)            1,324        (342)      3,944      1,028
  Equity in earnings
    of unconsolidated
    affiliate             141          27         554        177
  Other income            134         108         345        393
  Other expenses          (44)        (66)       (145)      (201)
                       ------      ------      ------     ------
    Earnings before
      Income Taxes     $1,555       $(273)     $4,698     $1,397
                       ------      ------      ------     ------
                       ------      ------      ------     ------
Net Earnings (Loss)
  Contribution by
    Segment:
  Pipeline
    rehabilitation       $168       $(176)       $461       $(95)
  Copier equipment
    products and
    services              407         233       1,204        789
  Corporate              (374)       (134)       (793)      (189)
                       ------      ------      ------     ------
  Earnings (loss) from
    continuing
    operations            201         (77)        872        505
  Discontinued
    operations              4           0         152        596
                       ------      ------      ------     ------
    Net Earnings
      (Loss)             $205        $(77)     $1,024     $1,101
                       ------      ------      ------     ------
                       ------      ------      ------     ------

11.  Subsequent Event
     ----------------

     On April 18, 1995, Insituform Mid-America, Inc. ("IMA") acquired the pipeline rehabilitation business of ENVIROQ Corporation ("Enviroq"), including Enviroq's 42.5% interest in MIDSOUTH Partners which is held through Enviroq's special purpose
subsidiary, E-Midsouth, Inc.   Under the MIDSOUTH Partners'
Partnership Agreement, it is an event of default if, among other things, a change in the control of any partner occurs without the prior written consent of all the other partners. The IMA acquisition of Enviroq, which resulted in a change in the control of Enviroq and E-Midsouth, Inc. was made without the consent of the Partnership's two other partners, special purpose subsidiaries of Insituform East and Insituform Technologies, Inc. ("ITI").

     The Partnership Agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach or seek dissolution of the partnership, among other alternatives. Insituform East has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc. Separately, on April 4, 1995, ITI affiliated companies initiated action against Enviroq and IMA in Tennessee Chancery Court regarding ITI's rights as licensor to withhold consent to the assignment of Insituform and NuPipe license agreements. Simultaneously with the initiation of its suit, ITI entered into agreements with IMA and Enviroq to postpone, through April 30, 1995 (subsequently extended through May 31, 1995), the Tennessee court proceedings as well as any other assertion by ITI of its rights under Insituform and NuPipe license agreements and its rights under the MIDSOUTH Partners' Partnership Agreement.

     Although the Company cannot, at this time, predict the outcome of the matters described herein, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- - ----------------------------------------------------------

Overview and Outlook
- - --------------------

    The Company realized consolidated earnings from continuing operations of $201,342 ($.14 per share) and consolidated net earnings of $204,990 ($.14 per share) for the third quarter of fiscal year 1995, as compared to a consolidated loss from continuing operations and a consolidated net loss of -$76,753 (-$.05 per share) for the third quarter of fiscal year 1994. Consolidated earnings from continuing operations were $872,222 ($.60 per share), and consolidated net earnings were $1,023,571 ($.70 per share), for the first nine months of fiscal year 1995, as compared to consolidated earnings from continuing operations of $504,510 ($.35 per share) and consolidated net earnings of $1,101,216 ($.76 per share) for the first nine months of fiscal year 1994. The change in comparative consolidated results from continuing operations is attributable to earnings contributions from both of the Company's principal industry segments, despite an increase in holding company expenses.

     Insituform East, the Company's pipeline rehabilitation segment, experienced a significant improvement in sales and operating results in the comparable periods. Sales and operating results of Insituform East's unconsolidated affiliate, MIDSOUTH Partners, were also improved. Because a substantial portion of Insituform East's and MIDSOUTH Partners' costs and expenses are semi-fixed in nature, increased sales at normal margins can significantly leverage positive earnings. While there can be no assurances regarding future operating performance, based on the volume and mix of both Insituform East's and MIDSOUTH Partners' present and expected backlog of customer orders, the favorable results experienced by Insituform East during the last four quarters are presently anticipated to continue throughout the remainder of calendar year 1995.

    Capitol Copy, the Company's copier and facsimile equipment products and services segment, continued to experience increased sales and earnings in the third quarter of fiscal year 1995, primarily as a result of continued increases both in its copier equipment sales, and its service and supply activities. And again while there can be no assurances, sales revenues and earnings are anticipated to remain favorable for Capitol Copy, and the Company believes that the future prospects of Capitol Copy remain excellent.

    CERBCO's potential future earnings continue to be impacted by legal fees and expenses related to the demands made of, and litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990 (see Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 9: Contingencies;" also Part II, Item 1, "Legal Proceedings").
In the third quarter of fiscal year 1995, CERBCO experienced unallocated general corporate expenses in the amount of $398,870, including approximately $244,000 in such legal fees and expenses. From inception in 1990 through March 31, 1995, such legal fees and expenses totaled approximately $1.9 million.

Results of Operations
- - ---------------------

Third Quarter ended 3/31/95 Compared with Third Quarter Ended
3/31/94
- - -------------------------------------------------------------

    Consolidated sales increased $3.8 million (65.1%) in the third quarter of fiscal year 1995 as compared to the third quarter of fiscal year 1994. Insituform East's pipeline rehabilitation sales increased $3.1 million (144.7%). This increase was primarily due to available work and an expanded production capacity associated with the addition of another installation crew during the second quarter of fiscal year 1995. In addition, third quarter fiscal year 1994 sales were adversely affected by a combination of severe weather conditions and delays in customer work releases. Sales of copier equipment products and services by Capitol Copy increased $.7 million (17.8%).
While equipment sales only increased 4.0%, service and supply revenues increased 30.7%, primarily as a result of an expanding customer base.

    Consolidated operating profit was $1.3 million in the third quarter of fiscal year 1995 as compared to a consolidated operating loss of -$.3 million in the third quarter of fiscal year 1994. Insituform East's increase in gross profit as a percentage of sales from a negative gross profit of -.6% to a gross profit of 32.8%, and the positive impact of a smaller percentage increase (28.4%) in selling, general and administrative expenses than sales, resulted in an increase in operating profit in comparable three-month periods for that subsidiary from an operating loss of -$.9 million to an operating profit of $.7 million. Such increase reflects the absorption of semi-fixed costs and expenses over increased sales for the third quarter of fiscal year 1995. Capitol Copy's operating profit increased $.4 million in comparable three-month periods, primarily as a result of an increase in gross profit on equipment sales from 29.0% to 37.5% due to special equipment discounts from the manufacturer recorded in the third quarter of fiscal year 1995, and the positive impact of a smaller percentage increase (13.6%) in general and administrative costs than sales. General corporate expenses increased primarily due to an increase in unallocated corporate legal expenses resulting from the litigation discussed above coming to trial.

    Insituform East's equity in the operating results of MIDSOUTH Partners increased from pretax earnings of $26,574 for the third quarter of fiscal year 1994 to pretax earnings of $141,223 for the third quarter of fiscal year 1995, primarily due to a 61.1% increase in comparable period revenues, from $1.3 million to $2.1 million.

Nine Months ended 3/31/95 Compared with Nine Months Ended 3/31/94
- - -----------------------------------------------------------------

    Consolidated sales increased $8.1 million (38.6%) in the first nine months of fiscal year 1995 as compared to the first nine months of fiscal year 1994. Insituform East's sales increased $5.7 million (57.4%), primarily as a result of improved comparable third quarter results. Capitol Copy's sales increased $2.4 million (21.7%), with equipment sales and service and supply revenues increasing 16.9% and 26.6%, respectively, primarily as a result of an expanding customer base and a richer mix of high volume, high revenue producing units.

    Consolidated operating profit increased $2.9 million (283.7%) in the first nine months of fiscal year 1995 as compared to the first nine months of fiscal year 1994. Insituform East's increase in gross profit from 17.9% to 29.8%, and the positive impact of a smaller percentage increase (13.3%) in selling, general and administrative expenses than sales, resulted in an increase in operating profit in comparable nine-month periods for that subsidiary from an operating loss of -$.9 million to an operating profit of $1.7 million. As discussed for the comparable quarters above, this increase reflects the absorption of semi-fixed costs and expenses over increased sales for the first nine months of fiscal year 1995. Capitol Copy's operating profit increased $.9 million in comparable nine-month periods, primarily due to the positive impact of a smaller percentage increase (13.2%) in general and administrative costs than sales. General corporate expenses increased primarily due to an increase in corporate legal expenses.

    Insituform East's equity in the operating results of MIDSOUTH Partners increased from pretax earnings of $177,340 for the first nine months of fiscal year 1994 to pretax earnings of $554,600 for the first nine months of fiscal year 1995, primarily as a result of a 34.5% increase in comparable period sales, from $4.8 million to $6.5 million.

    The gain on disposal of discontinued operations decreased from $.6 million in the first nine months of fiscal year 1994 to $.1 million in the first nine months of fiscal year 1995, primarily due to the receipt of a substantial one-time payment in 1994 in connection with the discontinued operations of CERBERONICS, resulting from the settlement of a lawsuit with the U.S. Navy (see Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 5: Discontinued Operations").

Liquidity and Capital Resources
- - -------------------------------

    The Company's operating activities provided $2.4 million in cash during the first nine months of fiscal year 1995 as compared to $1.8 million in the first nine months of fiscal year 1994.
The increase in cash provided by operating activities is primarily due to the change from a net loss to net earnings by Insituform East in the first nine months of fiscal year 1995, a significant portion of which is reflected as amounts provided by non-owned interests in 1995.

    Net cash provided by investing activities was approximately $.3 million in the first nine months of fiscal year 1995. The primary source of such funds was proceeds from the sale of temporary investments, offset by equipment purchases by Insituform East. Net cash used in investing activities was approximately $.3 million in the first nine months of fiscal year 1994. The primary use of such funds was for equipment purchases by Insituform East.

    Net cash used in financing activities was approximately $.7 million and $.4 million in the first nine months of fiscal years
1995 and 1994, respectively. The primary use of such funds were paydowns on Capitol Copy's line of credit and payments of dividends by Insituform East.

    CERBCO believes that its two principal operating subsidiaries, Insituform East and Capitol Copy, have cash reserves, existing open bank lines of credit or borrowing potential against unencumbered assets sufficient to meet the respective cash flow requirements for operating funds and capital expenditures of each operating company. Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit. Capitol Copy did not deem it necessary to renew its line of credit which expired January 31, 1995. The parent holding company, CERBCO, also does not have a separate bank line of credit, but has cash reserves in excess of $2.5 million which are believed to be adequate to meet its own cash flow requirements, or the requirements of its subsidiaries, in the foreseeable future.

PART II - OTHER INFORMATION
- - ---------------------------

Item 1.  Legal Proceedings
- - --------------------------

    The only material pending legal proceedings to which the Company is a party or any such legal proceedings contemplated of which the Company is aware are (a) a previously disclosed lawsuit pending in the Court of Chancery of the State of Delaware, and
(b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia (see Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 9. Contingencies").

Item 2.  Changes in Securities
- - ------------------------------

    Not applicable.

Item 3.  Defaults upon Senior Securities
- - ----------------------------------------

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

    Not applicable.

Item 5.  Other Information
- - --------------------------

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits:

     28 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the three months ended March 31, 1995; Statement of Earnings Information for the nine months ended March 31, 1995; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 1995.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the nine months ended March 31, 1995.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     May 12, 1995

CERBCO, Inc.
- - -------------------------------------
(Registrant)


/s/ ROBERT W. ERIKSON
- - -------------------------------------
Robert W. Erikson
President
(Principal Financial Officer)


/s/ ROBERT F. HARTMAN
- - -------------------------------------
Robert F. Hartman
Vice President & Controller
(Principal Accounting Officer)

Exhibits to CERBCO, Inc. Form 10-Q
- - ----------------------------------

Exhibit 28. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Three Months Ended March 31, 1995; Statement of Earnings Information for the Nine Months Ended March 31, 1995; Balance Sheet Information and Consolidating Eliminating Entries as of March 31, 1995.

CERBCO, Inc. CONSOLIDATING SCHEDULE - STATEMENT OF EARNINGS
INFORMATION
- - -----------------------------------------------------------------
- - ------
THREE MONTHS ENDED MARCH 31, 1995 (unaudited)
- - ---------------------------------------------

Insituform   Capitol Copy
                 CERBCO, Inc.              CERBCO, Inc.    East,
     Products,
                 Consolidated Eliminations Unconsolidated
Incorporated Inc.
Sales            $9,615,266           $0            $0
$5,316,915   $4,298,351
                 ----------   ----------    ----------
- - ----------   ----------
Costs and
  Expenses:
  Cost of sales   5,954,240            0             0
3,570,488    2,383,752
  Selling,
    general and
    admini-
    strative
    expenses      2,336,798            0       398,870
1,082,257      855,671
                 ----------   ----------    ----------
- - ----------   ----------
  Total Costs
    and
    Expenses      8,291,038            0       398,870
4,652,745    3,239,423
                 ----------   ----------    ----------
- - ----------   ----------
Operating Profit
  (Loss)          1,324,228            0      (398,870)
664,170    1,058,928
Investment Income    47,909            0        39,845
8,064            0
Equity in
  Earnings of
  Unconsolidated
  Affiliate         141,223            0             0
141,223            0
Interest Expense     (4,976)  (A)  7,361             0
 0      (12,337)
Other Income
  (Expense) - net    46,444   (A) (7,361)      (14,606)
80,670      (12,259)
                 ----------   ----------    ----------
- - ----------   ----------
Earnings before
  Income Taxes
  and Non-owned
  Interests       1,554,828            0      (373,631)
894,127    1,034,332
Provision for
  Income Taxes      789,000            0             0
365,000      424,000
                 ----------   ----------    ----------
- - ----------   ----------
Earnings (Loss)
  Before
  Non-owned
  Interests         765,828            0      (373,631)
529,127      610,332
Non-owned
  Interests in
  Earnings of
  Consolidated
  Subsidiaries      564,486  (B) 560,626             0
3,860            0
                 ----------   ----------    ----------
- - ----------   ----------
Earnings (Loss)
  from
  Continuing
  Operations        201,342     (560,626)     (373,631)
525,267      610,332
Discontinued
  Operations:
Estimated gain
  on disposal
  - net               3,648            0         3,648
 0            0
                 ----------   ----------    ----------
- - ----------   ----------
  NET EARNINGS
    (LOSS)         $204,990 (C)$(560,626)    $(369,983)
$525,267     $610,332
                 ----------   ----------    ----------
- - ----------   ----------
                 ----------   ----------    ----------
- - ----------   ----------

CERBCO, Inc. CONSOLIDATING SCHEDULE - STATEMENT OF EARNINGS
INFORMATION
- - -----------------------------------------------------------------
- - ------
NINE MONTHS ENDED MARCH 31, 1995 (unaudited)
- - --------------------------------------------

Insituform   Capitol Copy
                 CERBCO, Inc.               CERBCO, Inc.   East,
     Products,
                 Consolidated Eliminations  Unconsolidated
Incorporated Inc.
Sales            $28,898,931          $0            $0
$15,535,981  $13,362,950
                 -----------  ----------    ----------
- - -----------  -----------
Costs and
  Expenses:
  Cost of sales   18,703,797           0             0
10,908,143    7,795,654
  Selling,
    general and
    admini-
    strative
    expenses       6,251,206           0       853,933
2,971,649    2,425,624
                 -----------  ----------    ----------
- - -----------  -----------
  Total Costs
    and
    Expenses      24,955,003           0       853,933
13,879,792   10,221,278
                 -----------  ----------    ----------
- - -----------  -----------
Operating Profit
  (Loss)           3,943,928           0      (853,933)
1,656,189    3,141,672
Investment Income    143,541           0       119,795
23,746            0
Equity in
  Earnings of
  Unconsolidated
  Affiliate          554,600           0             0
554,600            0
Interest Expense     (25,901) (D)  7,361            (1)
  0      (33,261)
Other Income
  (Expense) - net     81,764  (D) (7,361)      (58,540)
185,849      (38,184)
                 -----------  ----------    ----------
- - -----------  -----------
Earnings before
  Income Taxes
  and Non-owned
  Interests        4,697,932           0      (792,679)
2,420,384    3,070,227
Provision for
  Income Taxes     2,236,000           0             0
971,000    1,265,000
                 -----------  ----------    ----------
- - -----------  -----------
Earnings (Loss)
  Before
  Non-owned
  Interests        2,461,932           0      (792,679)
1,449,384    1,805,227
Non-owned
  Interests in
  Earnings of
  Consolidated                (E)
  Subsidiaries     1,589,710   1,582,252             0
7,458            0
                 -----------  ----------    ----------
- - -----------  -----------
Earnings (Loss)
  from
  Continuing
  Operations         872,222  (1,582,252)     (792,679)
1,441,926    1,805,227
Discontinued
  Operations:
Estimated gain
  on disposal
  - net              151,349           0       151,349
  0            0
                 -----------  ----------    ----------
- - -----------  -----------
  NET EARNINGS               (G)
    (LOSS)        $1,023,571 $(1,582,252)    $(641,330)
$1,441,926   $1,805,227
                 ----------- -----------     ----------
- - -----------  -----------
                 ----------- -----------     ----------
- - -----------  -----------

CERBCO, Inc. CONSOLIDATING SCHEDULE - BALANCE SHEET INFORMATION
- - ---------------------------------------------------------------
MARCH 31, 1995 (unaudited)
- - --------------------------

Insituform   Capitol Copy
                 CERBCO, Inc.               CERBCO, Inc.   East,
     Products,
                 Consolidated Eliminations  Unconsolidated
Incorporated Inc.
ASSETS
- - ------
Current Assets:
  Cash and cash
    equivalents   $4,191,431           $0    $1,659,195
$1,726,157    $806,079
  Temporary
    investments      979,514            0       979,514
  0           0
  Accounts
    receivable     6,305,954            0           576
4,498,944   1,806,434
  Inventories      2,835,754            0             0
986,034   1,849,720
  Prepaid and
    refundable
    taxes            101,720            0        48,292
53,428           0
  Deferred
    income taxes      63,000            0             0
  0      63,000
  Prepaid expenses
    and other        395,000            0             0
299,312      95,688
                  ----------   ----------    ----------
- - ----------  ----------
  TOTAL
  CURRENT
  ASSETS          14,872,373            0     2,687,577
7,563,875   4,620,921

Investment in
  and Advances
  to Subsidiaries:
  Investment in               (F)
    subsidiaries           0   (9,426,619)    9,426,619
  0           0
  Intercompany
    receivables
    and payables           0            0       507,361
12,539    (519,900)

Property, Plant
  and Equipment -
  net of
  accumulated
  depreciation     9,387,737            0       103,430
8,987,210     297,097

Other Assets:
  Excess of
    acquisition
    cost over
    value of
    net assets
    acquired                 (F)
    - net          4,927,795    2,606,211             0
  0   2,321,584

  Investment in
    unconsoli-
    dated
    affiliate      1,297,528            0             0
1,297,528           0
  Deferred
    income taxes      30,000            0             0
  0      30,000

  Deposits and
    other            401,991            0       300,738
75,000      26,253
                 -----------  -----------   -----------
- - -----------  ----------
  TOTAL
  ASSETS         $30,917,424  $(6,820,408)  $13,025,725
$17,936,152  $6,775,955
                 -----------  -----------   -----------
- - -----------  ----------
                 -----------  -----------   -----------
- - -----------  ----------

CERBCO, Inc. CONSOLIDATING SCHEDULE - BALANCE SHEET INFORMATION
- - ---------------------------------------------------------------
MARCH 31, 1995 (unaudited)
- - --------------------------

Insituform   Capitol Copy
                 CERBCO, Inc.               CERBCO, Inc.   East,
     Products,
                 Consolidated Eliminations  Unconsolidated
Incorporated Inc.
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
  Accounts payable
    and accrued
    liabilities   $2,805,871           $0      $127,723
$2,193,215    $484,933
  Deferred
    revenue          512,159            0             0
  0     512,159
  Current portion
    of long-term
    debt              18,479            0             0
  0      18,479
  Current portion
    of capital
    lease
    obligations       36,549            0             0
  0      36,549
                  ----------   ----------    ----------
- - ----------  ----------
    TOTAL
    CURRENT
    LIABILITIES    3,373,058            0       127,723
2,193,215   1,052,120

Long-term Liabilities
  Long-term debt      10,195            0             0
  0      10,195
  Capital lease
    obligations       44,040            0             0
  0      44,040
  Deferred
    income taxes   1,038,000            0             0
1,038,000           0
  Other long-
    term
    liabilities       81,578            0        81,578
  0           0
                  ----------   ----------    ----------
- - ----------  ----------
    TOTAL
    LIABILITIES    4,546,871            0       209,301
3,231,215   1,106,355
                  ----------   ----------    ----------
- - ----------  ----------

Non-owned                      (E)(F)
  Interests       11,889,228   11,889,228             0
  0           0
                  ----------   ----------    ----------
- - ----------  ----------
Stockholders'
  Equity:                      (F)
  Common stock       115,099     (175,486)      115,099
175,486           0
  Class B Common               (F)
    stock             31,096      (12,024)       31,096
11,904         120
  Additional
    paid-in                    (F)
    capital        7,412,937   (4,750,304)    7,412,937
4,000,424     749,880
  Retained                     (E)(F)
    earnings       6,922,193  (14,961,435)    5,257,292
11,706,736   4,919,600
                               (F)
  Treasury stock           0    1,189,613             0
(1,189,613)          0
                  ----------   ----------    ----------
- - ----------  ----------
    TOTAL
    STOCKHOLDERS'
    EQUITY        14,481,325  (18,709,636)   12,816,424
14,704,937   5,669,600
                  ----------   ----------    ----------
- - ----------  ----------
    TOTAL
    LIABILITIES
    AND
    STOCKHOLDERS'
    EQUITY       $30,917,424  $(6,820,408)  $13,025,725
$17,936,152  $6,775,955
                 -----------  -----------   -----------
- - -----------  ----------
                 -----------  -----------   -----------
- - -----------  ----------

CERBCO, Inc. CONSOLIDATING ELIMINATION ENTRIES
- - ----------------------------------------------
MARCH 31, 1995 (unaudited)
- - --------------------------
(A)
Other income
$7,361
    Interest expense
          $7,361
To eliminate interest expense paid by Capitol Copy to
  CERBCO for the three months ended March 31, 1995.

(B)
Non-owned interests in earnings of subsidiaries
$560,626
    Non-owned interests
        $560,626
To record non-owned interests in earnings of subsidiaries
  for the three months ended March 31, 1995.

(C)
Retained earnings
$560,626
    Current quarter earnings adjustments
        $560,626
To close out impact of eliminating entries on current
  quarter s statement of earnings.

(D)
Other income
$7,361
    Interest expense
          $7,361
To eliminate interest expense paid by Capitol Copy to
  CERBCO for the nine months ended March 31, 1995.

(E)
Non-owned interests in earnings of subsidiaries
$1,582,252
    Non-owned interests
      $1,582,252
To record non-owned interests in earnings of subsidiaries
  for the nine months ended March 31, 1995.

(F)
Common stock
$175,486
Class B Common stock
12,024
Additional paid-in capital
4,750,304
Retained earnings
13,379,183
Excess of acquisition cost over value of net assets
  acquired
2,606,211
    Treasury stock
      $1,189,613
    Non-owned interests
      10,306,976
    Investment in subsidiaries
       9,426,619
To eliminate investments in consolidated subsidiaries.

(G)
Retained earnings
$1,582,252
    Current quarter earnings adjustments
      $1,582,252
To close out impact of eliminating entries on nine months
  statement of earnings.