Form 10-Q/A
period 1995-03-31
CERBCO INC
filed 1995-07-18
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
AMENDMENT NO. 1

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934  For the quarterly period ended:  March 31, 1995

                                      OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934  For the transition period from -------- to --------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ---

As of May 5, 1995, the following number of shares of each of the issuer's classes of common stock were outstanding:

Common Stock  1,150,989/Class B Common Stock  310,967

PAGE

PART II - OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits:

     27 - Financial Data Schedule for the nine months ended March 31, 1995

     99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the three months ended March 31, 1995; Statement of Earnings Information for the nine months ended March 31, 1995; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 1995.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the nine months ended March 31, 1995.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     July 18, 1995

CERBCO, Inc.
(Registrant)


Robert W. Erikson
President
(Principal Financial Officer)


Robert F. Hartman
Vice President & Controller
(Principal Accounting Officer)