Form 10-K
period 1995-06-30
CERBCO INC
filed 1995-09-28
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C.   20549

  FORM 10-K

  [   X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
  For the fiscal year ended: June 30, 1995

  OR

  [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from ------------- to ----------------

  Commission file number:     0-16749

  CERBCO, Inc.
  (Exact name of registrant as specified in its charter)

  Delaware                                       54-1448835
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

  3421 Pennsy Drive, Landover, Maryland          20785
  (Address of principal executive offices)       (Zip Code)

  Registrant's telephone and fax numbers, including area code:
  301-773-1784 (tel)/301-322-3041 (fax)/301-773-4560 (24-hour public information FaxVault System)

  Securities registered pursuant to Section 12(b) of the Act:
  None
  Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $.10 per share
  Class B Common Stock, par value $.10 per share
  (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes    X          No

  Indicate by check mark if disclosure of delinquent filers
  pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
  knowledge, in definitive proxy or information statements
  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  Yes    X          No

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 13, 1995, was $7,700,630.

  As of September 13, 1995, the following number of shares of each of the issuer's classes of common stock were outstanding:
  Common Stock          1,151,001
  Class B Common Stock    310,955
                        ---------
    Total               1,461,956

  Documents Incorporated by Reference:  None


PART I

  Item 1.  Business
  -----------------
  (a)  General Development of Business

       CERBCO, Inc. ("CERBCO", the "Company" or "Registrant") [NASDAQ:CERB] is a parent holding company with controlling interests in Insituform East, Incorporated [NASDAQ:INEI] (excavationless sewer and pipeline rehabilitation), and Capitol Copy Products, Inc. [copier and facsimile ("fax") equipment sales, service and supplies].

       CERBCO was incorporated on December 23, 1987 in the State of Delaware. CERBCO was formed for the purpose of implementing a Plan of Reorganization and Merger (the "Plan"), whereby its then publicly-traded predecessor, CERBERONICS, Inc. ("CERBERONICS"), became a wholly-owned subsidiary of CERBCO. Under the Plan, owners of shares of stock previously held in CERBERONICS, by class, received ownership of an equivalent number of shares of stock, by class, in the parent holding company, CERBCO. In 1988, CERBERONICS transferred a material portion of its assets to CERBCO including all shares of stock held in Insituform East, Incorporated and Capitol Copy Products,
  Inc.   CERBERONICS, which had been providing engineering,
  analytical and technical support services to the United States Government, discontinued operations in 1991.

       The principal office and corporate headquarters of the Company are located in suburban Washington, D.C., collocated with the offices of the Company's subsidiary, Insituform East, Incorporated, at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 773-1784, its fax number is (301) 322-3041, and its twenty-four hour public information FaxVault number is (301) 773-4560.

  (b)   Financial Information About Industry Segments

        Financial information about the Registrant's industry segments is set forth below in tabular format. Information by industry segment is concomitant with financial information separately attributable to each of the member companies composing the Registrant's consolidated group, i.e., CERBCO, Inc. (the parent holding company), Insituform East, Incorporated
  and Capitol Copy Products, Inc.   For additional information
  relating to industry segment information, see Part II, Item 8, "Notes to Consolidated Financial Statements - Note 19: Segment Data and Reconciliation"; also Part IV, Item 14, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1995; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 1995."


  Financial Information Relating to Industry Segments and Classes
  of Products or Services
  (in thousands)                         1995      1994      1993
  SALES TO UNAFFILIATED CUSTOMERS:
    Insituform East, Incorporated:
      Sales of products               $21,594   $14,804   $13,105
                                      -------   -------   -------
    Capitol Copy Products, Inc.:
      Sales of equipment                8,102     7,468     5,701
      Sales of services and
        supplies                        9,447     7,574     5,968
                                      -------   -------   -------
                                       17,549    15,042    11,669
                                      -------   -------   -------
    TOTAL SALES TO UNAFFILIATED
      CUSTOMERS                       $39,143   $29,846   $24,774
                                      -------   -------   -------
                                      -------   -------   -------
  OPERATING PROFIT (LOSS) BEFORE
    NON-OWNED INTERESTS:
    CERBCO, Inc. (corporate)            ($961)    ($566)    ($652)
    Insituform East, Incorporated       2,490      (204)   (1,959)
    Capitol Copy Products, Inc.         4,054     3,004     1,954
                                      -------   -------   -------
  TOTAL OPERATING PROFIT (LOSS)        $5,583    $2,234     ($657)
                                      -------   -------   -------
                                      -------   -------   -------
  NET EARNINGS (LOSS) CONTRIBUTION
    BY SEGMENT:
    CERBCO, Inc. (corporate)            ($880)    ($569)    ($367)
    Insituform East, Incorporated         678        47      (272)
    Capitol Copy Products, Inc.         1,593     1,110       658
                                      -------   -------   -------
      Earnings from continuing
        operations                      1,391       588        19
    Discontinued operations               151       731      (309)
                                      -------   -------   -------
  NET EARNINGS (LOSS)                  $1,542    $1,319     ($290)
                                      -------   -------   -------
                                      -------   -------   -------
  IDENTIFIABLE ASSETS:
    CERBCO, Inc. (corporate)           $6,007    $6,617    $5,385
    Insituform East, Incorporated      19,459    16,785    16,719
    Capitol Copy Products, Inc.         7,514     6,105     5,455
                                      -------   -------   -------
  TOTAL ASSETS                        $32,980   $29,507   $27,559
                                      -------   -------   -------
                                      -------   -------   -------

  c)   Narrative Description of Business

  CERBCO, Inc.
  ------------

  GENERAL

       CERBCO, Inc. ("CERBCO" or the "Company") is a parent holding company with controlling interests in two principal subsidiaries, each of which is in a separate industry segment. Insituform East, Incorporated, operating pursuant to sublicense agreements, provides a patented process called "Insituform" primarily to municipal, Federal government and industrial customers for the repair and reconstruction of underground sewers and other types of pipelines. The Insituform/R process creates a hard, jointless, and impact and corrosion-resistant Insitupipe/R product inside deteriorating pipes, with a principal benefit that it can usually be installed without excavation. Capitol Copy Products, Inc. is in the business of selling, servicing and providing supply products for copier and facsimile equipment, operating pursuant to certain dealer agreements, primarily with Canon U.S.A., Inc.

       CERBCO officers participate both directly and indirectly on the management teams of its subsidiary corporations, in varying capacities and officerships, with a view to overseeing, protecting and developing the long-term values of the Company's holdings. By operating separate lines of business in the Federal/municipal and commercial sectors, CERBCO is structured to enable effective response to changing markets through the combination of capital flexibility and strategic diversification.

       As of June 30, 1995 the Company and its subsidiaries had a total of 222 employees (including four employees in the parent holding company).

  OTHER INFORMATION

       For other information regarding a collective business description of CERBCO (e.g., material developments, operations, license agreements, backlog, marketing, competition, etc.), see specific detailed information by individual subsidiary company (i.e., industry segment) below.

  Insituform East, Incorporated
  -----------------------------

  GENERAL

       Insituform East, Incorporated ("Insituform East" or the "Company") was organized under the laws of the State of Delaware on February 26, 1970 under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in the business of underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company has been primarily engaged in the business of rehabilitating underground sewers and other pipelines, the Company's only business segment.

       Between 1982 and 1986, the Company added western
  Pennsylvania, Ohio, three Kentucky counties and West Virginia to its original Insituform process licensed territory of Maryland, Virginia, the District of Columbia, Delaware and eastern
  Pennsylvania.

       In December 1985, MIDSOUTH Partners was organized as a
  Tennessee General Partnership with the Company holding 42.5% general partnership interest. MIDSOUTH Partners is the exclusive licensee for the Insituform process in Tennessee, the rest of Kentucky and northern Mississippi.

       In September 1987, the Company established a branch facility in Cincinnati, Ohio, to support operating activities in the western region of its licensed territory.

       In May 1989, the Company acquired an 80% interest in TRY TEK Machine Works, Inc. ("TRY TEK"). TRY TEK, located in Hanover, Pennsylvania, was founded in September 1985 to custom design and build special machinery, including machinery used in the Insituform process. The Company acquired an additional 10% interest in TRY TEK in February 1993 and the remaining 10% interest in March 1995.

       In December 1990, the Company acquired an exclusive license for the sales and installation of preformed PVC thermoplastic pipe under the NuPipe/R process and trademark for a sales region identical to the territories licensed to the Company for the Insituform process.

       In September 1991, the Company added cement mortar lining of potable water lines to its service capability. On June 11, 1993, the Company adopted a formal plan to discontinue providing cement mortar lining services, primarily as a result of continuing operating losses and significant decreases in market prices in this already traditionally low margin industry. This formal plan, which consisted primarily of the completion of two contracts in progress and the disposal of remaining equipment and materials, was substantially completed by June 30, 1994.

       The Company primarily rehabilitates and repairs underground sewers and other pipelines -- including waste water, storm water and industrial process pipelines -- using the Insituform process. The Insituform process utilizes a polyester fiber-felt material, the Insitutube/R material, coated with polyurethane and impregnated with a liquid, thermosetting resin. The Insitutube material is inserted in the pipe through an existing manhole or other access point. By use of an inversion tube and cold water pressure, the Insitutube material is forced through the pipeline, turned inside out, and pressed firmly against the inner wall of the damaged pipeline. When the Insitutube material is fully extended, the cold water within the tube is recirculated through a boiler in a truck. The heated water cures the thermosetting resin to form a hard, jointless, impact and corrosion resistant Insitupipe product within the original pipe. Lateral or side connections are then reopened by use of the Insitucutter/R device, a remote-controlled cutting machine.

       The principal office and corporate headquarters of the Company are located at 3421 Pennsy Drive, Landover, Maryland
  20785. The Company's telephone number is (301) 386-4100, and its fax number is (301) 386-2444.

  RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

       On December 9, 1992, Insituform Technologies, Inc. (formerly Insituform of North America, Inc., or "INA") through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. The Company is a sublicensee of Insituform Technologies, Inc. ("ITI"). The Company has entered into six sublicense agreements with ITI which grant the Company rights to perform the Insituform process in Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania, West Virginia, and three Kentucky counties. The Company can perform the Insituform process in other locations subject to payment of additional royalties.

       The sublicense agreements require the Company to pay ITI a royalty of 8% of the revenue, excluding certain deductions, from all contracts using the Insituform process, with a minimum annual royalty requirement for each licensed territory. In the event the Company performs the Insituform process outside its territory, the sublicense agreements require it to pay a royalty of from 8% to 12% of the gross contract price to the independent sublicensee of such other territory, if any, in addition to all royalties due ITI.

       The sublicense agreements extend for the life of the underlying patents or patent rights, including any improvements or modifications extending such life. The agreements may be terminated by the Company upon two calendar quarters written notice to ITI. The agreements may only be canceled by ITI in certain events. In addition, ITI has the right to approve the quality and specifications of equipment and materials not purchased directly from ITI.

       On May 1, 1987, the Company entered into a supply agreement with ITI whereby the Company has committed to purchase 90% of its Insitutube material requirements from ITI. The agreement automatically renews annually unless notice of termination is provided by either party six months prior to the end of a renewal period. As a result of certain terms not previously fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreement. The continuing agreement currently extends through April 30, 1996.

       In December 1990, the Company entered into a license agreement with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe process and trademark. The Company has committed to pay a royalty equal to 6.75% of gross contract revenue utilizing the process and to purchase certain installation equipment and installation materials from ITI.

       TRY TEK manufactures Insitucutter devices for sale to ITI and the Company under an agreement with ITI, the Insitucutter device patent holder. Unless otherwise terminated, this agreement will continue until April 14, 1997, the date of expiration of the Insitucutter device patent.

       In 1981, the Company was assigned the rights to an agreement (the "SAW Agreement") regarding the introduction of potential Insituform process sublicensees to ITI. In connection with the introduction of current Insituform process sublicensees to ITI, the Company receives quarterly payments from ITI equal to 0.5% of contract revenue from Insituform process installations in the Company's licensed territory and the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama.

  PATENTS

       The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents, trademarks and know-how related to the Insituform process are derived from its licensor, ITI. There are presently 53 United States patents which cover various aspects of the Insituform process and related installation techniques. The last patent to expire will remain in effect until 2013. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994, a patent relating to the Insitutube material will expire in May 2001 and a primary method patent relating to the Insitutube material saturation process expires in February 2001.

       Although management of the Company believes these patents are important to the business of the Company, there can be no assurance that the validity of the patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a process similar to the Insituform process. It is possible that the Company's business could be adversely affected upon expiration of the patents, or by increased competition in the event that one or more of the patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations. Management of the Company believes, however, that while the Company has relied on the strength and validity of these patents, the Company's significant installation experience with the Insituform process and its degree of market penetration in its licensed territory should enable the Company to continue to compete effectively in the pipeline rehabilitation market in the future as older patents expire or become obsolete.

  CUSTOMERS

       The Company performs services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's customers have been municipalities and state agencies. During the year ended June 30, 1995, Federal government contracts (collectively), the Metropolitan Sewer District ("MSD") of Greater Cincinnati, Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively of the Company's sales. During the year ended June 30, 1994, Federal government contracts (collectively) accounted for 15% of the Company's sales. During the year ended June 30, 1993, contracts with the City of Richmond, Virginia; Fairfax County, Virginia and the Washington Suburban Sanitary Commission ("WSSC") accounted for 15%, 12% and 11%, respectively, of the Company's sales.

  SUPPLIERS

       Most of the Company's materials and equipment are generally available from several suppliers. However, the Company believes that ITI is presently the sole source of proprietary Insitutube material and, therefore, the Company is presently dependent upon ITI for its supply of Insitutube material. During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, subject to ITI's right to approve the quality and specifications of material not purchased from ITI, the Company has the right to substitute an alternate polyester fiber-felt or other tube material available in the marketplace. The Company presently maintains an annually renewed supply agreement with ITI for Insitutube material (see "Relationship With Insituform Technologies, Inc." above).

  REVENUE RECOGNITION AND BACKLOG

       The Company recognizes sales revenue using the units of completion method as pipeline sections are rehabilitated using the Insituform process. An Insituform process installation is generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

       The total value of all uncompleted and multi-year contract awards from customers was approximately $11.9 million at June 30, 1995, as compared to $17.0 million at June 30, 1994. The twelve-month backlog at June 30, 1995 was approximately $11.5 million as compared to $11.1 million at June 30, 1994. The total value of all uncompleted and multi-year contracts at June 30, 1995 and 1994 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards.

  MIDSOUTH PARTNERS

       MIDSOUTH Partners was organized as a Tennessee general partnership in December 1985 and began operations February 1, 1986. The following corporations are its general partners:


                                                      Interest in
                                               Profits and Losses

     Insitu, Inc. (a subsidiary of the Company)             42.5%
     E-Midsouth, Inc. (a subsidiary of Enviroq Corporation) 42.5%
     Insituform California, Inc. (a subsidiary of ITI)      15.0%

       MIDSOUTH Partners operates as the Insituform process sublicensee for Tennessee, most of Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. MIDSOUTH Partners had a twelve-month backlog of approximately $4.1 million and $5.0 million at June 30, 1995 and 1994, respectively.

  COMPETITION

       The general pipeline replacement, rehabilitation and repair business is highly competitive. The Company faces conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies.

       Traditional Methods. The Insituform process conceptually competes with traditional methods of pipe rehabilitation including full replacement, point repair and sliplining. The Company believes the Insituform process usually offers a cost advantage over full replacement as well as the practical advantage of avoiding excavation. In addition, the Insituform process also offers qualitatively better rehabilitation than sliplining which may significantly reduce the diameter of the pipe. Grouting is also undertaken in the United States. The Company considers grouting a short-term repair technique and not a long-term pipeline rehabilitation solution competitive with the Insituform process. As a practical matter, competition for the Company typically begins at the point an end user has conceptually determined to employ trenchless technology over traditional rehabilitation methods involving substantial excavation.

       Cured-in-Place Trenchless Technologies. Over the years, the Company has witnessed a continuing introduction of alternative cured-in-place trenchless technologies, none of which the Company believes has been able to offer the quality or technical and other merits inherent in the Insituform process. The Company believes it remains the dominant provider of cured-in-place trenchless pipeline rehabilitation in its licensed territory.

       Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the cured-in-place Insituform process over modified sliplining techniques due to the quality and longevity of the Insitupipe product, the proven performance record of the Company's Insituform process installations over the past seventeen years, and the broader range of design alternatives available with the Insituform process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers consider a modified sliplining technique to be an acceptable rehabilitation alternative.

       Other Trenchless Technologies. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that the successful, in the ground, over twenty year proven performance of the Insituform process presents a significant advantage over alternative trenchless products.

       The principal areas of competition in pipeline replacement, rehabilitation and repair include the quality of the work performed, the ability to provide a long-term solution to the pipeline problems rather than a short-term repair, the amount of disruption to traffic and commercial activity, and the price. The Company believes that the Insituform process competes favorably in each of these areas with traditional replacement or repair methods. In particular, the ability to install Insitupipe products with little or no excavation at prices typically at or below traditional open trench replacement methods is of substantial competitive advantage. Further, and despite a small reduction in pipe diameter resulting from the installation of the Insitupipe product against the walls of the original pipe, the smooth finished interior reduces friction and generally increases flow capacity.

       The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, enticing ever more entrants and products hoping that cheapest price alone will permit them to succeed in a market otherwise dominated by Insituform. The Company is encouraged that, in response, many of its municipal, Federal government and industrial customers are increasingly implementing improved procurement specifications and product evaluation criteria emphasizing technical value instead of simply low price. The Company continues to believe that customers and consulting engineers using such improved purchasing criteria help to ensure long term solutions to their infrastructure needs by clearly differentiating a proven product such as provided by the Insituform process from cheaply priced trenchless substitutes with quality, technical and other risks not equally tested by time or independent third parties.

  SALES AND MARKETING

       The Company's sales and marketing effort is directed by its Vice President of Sales and Marketing. The Company's sales and marketing team includes five sales engineers primarily serving municipal and Federal government customers and one sales engineer primarily serving industrial market customers. Sales engineers are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and produces and distributes technical video presentations, brochures and newsletters for current and prospective users of the Insituform process.

  RESEARCH AND DEVELOPMENT

       The Company is confident of its present capability to provide pipeline rehabilitation services to its customers primarily using the Insituform process and relies on its licensor, ITI, for major research and development projects. On a continuing basis, however, the Company expends engineering efforts to improve installation methods and design techniques for specific customer applications.

  GOVERNMENTAL REGULATIONS

       The Company does not anticipate any material impediments to the use of the Insituform process arising from existing or future regulations or requirements, including those regulating the discharge of materials into the environment.

  EMPLOYEES

       At June 30, 1995, the Company employed 129 persons. None of the Company's employees are represented or covered by collective bargaining agreements.

  PROPERTIES

       The Company owns four buildings totaling 76,700 square feet situated on a 15.45 acre site in the Ardwick Industrial Park, Prince George's County, Maryland. This facility houses the maintenance, operations, marketing, administration and executive offices of the Company.

       The Company also leases a 13,000 square foot branch facility in the Cincinnati, Ohio, metropolitan area to service operations in the western region of its licensed territory.

       TRY TEK owns 13,885 square feet of land in Hanover, Pennsylvania, with 6,139 square feet of manufacturing, administration and storage facilities housed in three buildings.


  LEGAL PROCEEDINGS

       There is no material legal proceeding to which the Company is a party or any such legal proceeding contemplated of which the Company is aware.


  Capitol Copy Products, Inc.
  ---------------------------

  GENERAL

       Capitol Copy Products, Inc. ("Capitol Copy" or the "Company") is in the business of selling, servicing and providing supply products for copier and facsimile ("fax") equipment. Capitol Copy was originally organized under the laws of the District of Columbia on May 4, 1976. The Company became a Delaware corporation on January 27, 1988. The Company's principal business territory comprises the greater metropolitan Washington, D.C. area. It will expand its principal business territory to include the greater metropolitan Baltimore area beginning in July, 1995.

       The Company's primary business products are the Canon line of copiers and fax machines, which the Company is authorized to sell and service under written dealer agreements with the equipment manufacturer (see "Dealer Agreements" below). A material portion of the Company's business is involved in servicing this equipment.

       The principal office, corporate headquarters and central distribution facility of the Company are located at 12000 Old Baltimore Pike, Beltsville, Maryland 20705. The Company's telephone number is (301) 937-5030, and its fax number is (301) 937-6031.

  DEALER AGREEMENTS

       Capitol Copy presently maintains copier and fax dealer agreements with its principal equipment vendor, Canon U.S.A., Inc. ("Canon"). The agreements formally permit Capitol Copy to represent the Company as an "authorized" dealer of each of the manufacturer's copier and fax products, and allows the Company to benefit from advertising, access to product, training, and various other support from the equipment manufacturer.

       The Canon agreements authorize a primary sales and service area responsibility ("territory") for the Company to be comprised of the District of Columbia; the Maryland counties of Montgomery and Prince George's; the Virginia counties of Arlington and Fairfax; and the Virginia cities of Alexandria and Fairfax. Also included in the territory beginning in July, 1995 are the Maryland counties of Anne Arundel, Baltimore, Carroll, Harford and Howard; and the Maryland city of Baltimore.

       The Canon agreements remain in effect until terminated by either party upon specified notice, or by failure to adhere to agreement provisions. The Company believes that its requirements under the Canon agreements have been and are being met, and that it maintains an excellent relationship with this principal vendor. While the Company's relationship with its customers may enable substitution of an alternate vendor line in the event of any unforeseen termination of the Canon agreements, the Company presently believes that any such termination could have a material adverse impact upon the Company.

  CUSTOMERS

       The Company provides service and supply products to approximately 8,000 customers in the Washington, D.C.
  metropolitan area. More than 90% of its active customers are utilizing Canon products.

       The majority of the Company's customers operate one to three copier or fax units, with fewer than forty active accounts operating ten or more machines. No single customer accounts for more than 5% of the Company's annual sales revenue.

  PROPERTIES

       At June 30, 1995, Capitol Copy occupied two commercial sites in Maryland and Virginia. The Company leases all of its facilities which at year-end aggregated to approximately 18,000 square feet of office, showroom and warehouse space.

       The Company believes that the space it occupies for its operations is adequate for its current and near-term requirements. As additions or reductions in space become required, the Company anticipates no material problems in securing in due course appropriate adjustments in occupied space.

  COMPETITION

       Capitol Copy has several regional competitors in each of the Company's product lines. However, in the Company's principal product line, copiers and fax machines manufactured by Canon, the Company believes it presently is the largest full line dealer in the Washington, D.C. area.

       It is possible that the Company's equipment vendors may authorize additional full line dealers in the Company's territory, or that the Company's vendors may themselves enter or expand their product distribution directly. The Company is not aware of any plans by Canon to market directly in the Company's territory (to other than government customers, or major, national accounts, which market segments they have traditionally reserved), or to authorize additional dealers. Based upon overall performance by existing dealers, the Company believes that the historical disinclination of Canon to authorize additional area dealers remains unchanged at present. The Company knows of no adverse developments regarding its dealer agreement with its principal vendor, Canon.

       The principal competitive factors affecting the Company are product recognition, the ability to deliver an efficient service and repair capability, and price. As the Company's line of copiers is principally manufactured by an overseas vendor, there exists the risk of currency fluctuations or trade embargoes affecting the pricing or delivery of the Company's products.

  SALES AND MARKETING

       The Company markets its products directly through its own selling organization consisting of twenty-two sales representatives, four sales managers and the Company President. The sales representatives are organized by geographic area. The sales representatives are full-time employees and are compensated through a combination of salary, commissions and bonuses for sales in excess of quotas.

       The sales organization is supported by presentation materials, customer literature and media advertising in both radio and print. In addition, the Company's product lines are advertised on a national basis by the equipment manufacturers.

  LEGAL PROCEEDINGS

       There is no material legal proceeding to which the Company is a party or any such legal proceeding contemplated of which the Company is aware.

  EMPLOYEES

       At June 30, 1995, the Company employed 93 full-time persons. None of the Company's employees are represented or covered by collective bargaining agreements.

  Item 2.  Properties
  -------------------

       See the "Properties" sections of Part I, Item 1(c),
  "Narrative Description of Business" for details concerning the properties of each subsidiary company comprising, in the aggregate, the properties of the Registrant.

  Item 3.  Legal Proceedings
  --------------------------

       The only material pending legal proceedings to which the Company is a party or any such legal proceedings contemplated of which the Company is aware are (a) a previously disclosed lawsuit in the Court of Chancery of the State of Delaware currently on appeal, and (b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia.

       (a) As previously reported by the Company, on March 12, 1990, the controlling stockholders of the Company, George Wm. Erikson and Robert W. Erikson (together, the "Eriksons"), executed a letter of intent and subsequently executed four amendments thereto (collectively referred to herein as the "Letter of Intent") with Insituform Technologies, Inc. ("ITI") (formerly Insituform of North America, Inc. or "INA") to effect a sale of their controlling interest in the Company to ITI for $6,000,000 (the "Proposed Transaction"). The Proposed Transaction, if consummated, would have had the effect of making ITI the controlling stockholder of the Company, and, indirectly, of each of the Company's three direct subsidiaries at the time, Insituform East, Capitol Copy, and CERBERONICS. On September 19, 1990, the Eriksons informed the Company that the Letter of Intent had expired without consummation of any transaction, that it would not be further extended, that negotiations had ceased, and that the Eriksons had no further intention at the time of pursuing the proposed sale of their controlling interest in the Company to ITI.

       As previously reported by the Company, on August 24, 1990, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court of Chancery") by two stockholders of the Company, Merle Thorpe, Jr. and the Foundation for Middle East Peace. The complaint is captioned Merle Thorpe, Jr. and Foundation for Middle East Peace v. CERBCO, Inc., et al., C.A. No. 11713. The complaint, as amended, is hereinafter referred to as the "Complaint." Defendants to the Complaint are the Company and the Eriksons.

       The Complaint, which stated that it was filed by plaintiffs on their own behalf and derivatively on behalf of the Company, sought (i) damages against the individual defendants for alleged breach of fiduciary duties in an amount not less than $6,000,000, together with interest thereon from March 12, 1990;
  (ii) to permanently enjoin the Eriksons from completing any transaction between the Eriksons and ITI similar in substance to the Proposed Transaction; (iii) a declaration of the invalidity of the 1982 authorization for and issuance of the Company's Class B Common Stock, and, therefore, of the entitlement of holders of Class B Common Stock to elect any members of the Company's Board; (iv) a declaration of the invalidity of the 1990 election of the Company's directors and the issuance of new proxy materials that fully and fairly disclose all facts which plaintiffs claim are material to the election of directors; (v) an award to plaintiffs of their costs of bringing the action, including reasonable attorneys' fees; and (vi) an award to plaintiffs of such further relief as the Court of Chancery deemed appropriate. In addition, the Complaint asserted a claim against the individual defendants alleging that the Company has forgone a corporate opportunity by the continued failure to pursue a transaction with ITI.

       On May 1, 1991, the Company and the Eriksons filed with the Court of Chancery a Motion to Dismiss the Complaint. Oral argument on the Motion to Dismiss was heard on November 7, 1991 and, on November 15, 1991, the Court issued its Memorandum and Order on the motion. The Court granted defendants' motion to dismiss some of the claims, but denied defendants' motion with respect to two of the counts in the litigation. The claims remaining in the litigation at that time were plaintiffs' allegations in Count I that the Proposed Transaction was an opportunity belonging to the Company and that the Eriksons breached their duty to the Company by precluding the Company from taking advantage of that opportunity so that the Eriksons might have a chance to do so, and in Count II that the Company's 1982 proxy statement was false or misleading and, as a result, the Company's recapitalization should be rescinded.

       Following receipt of the Court of Chancery's opinion and order, as part of the discovery process, the parties began responding to written interrogatories and producing documents. Plaintiffs began taking the oral depositions of witnesses, and the Eriksons took the oral deposition of plaintiffs. On September 16, 1992, the Company filed a Motion for Summary Judgment on Count II of the Complaint, which related to the 1982 recapitalization. The basis of this motion was that the plaintiffs lacked standing to make claims relating to the recapitalization since they were not stockholders at the time. The Eriksons also filed a Motion for Summary Judgment as to Count II of the Complaint on the same basis. Following briefing on the motions, the Court issued its Memorandum Opinion and Order on January 26, 1993. The Court granted Summary Judgment and dismissed Count II of the Complaint, which sought rescission of the Company's 1982 recapitalization.

       On December 21, 1992, the Eriksons filed a Motion for Summary Judgment on Count I of the Complaint. The basis of this motion was that the plaintiffs are not proper derivative representatives and that their counsel, Hogan & Hartson, is not appropriate derivative counsel. The Eriksons also filed a Motion for Summary Judgment on the merits of Count I of the Complaint. The basis of this motion was that (i) there never was a corporate opportunity available to the Company to sell its controlling position in Insituform East to ITI; (ii) the Eriksons did not preclude a transaction between the Company and ITI or misuse their fiduciary positions; and (iii) plaintiffs have not shown any damages. The Company informed the Court of Chancery that it supported the Motion for Summary Judgment on the merits of Count I. Oral argument on both of the motions was held before the Court of Chancery on July 23, 1993.

       On October 29, 1993, the Court of Chancery issued its Memorandum Opinion on the Eriksons' Motion for Summary Judgment on the merits of Count I. The Court of Chancery did not grant summary judgment, because it did not believe that the record was sufficiently established.

       On November 1, 1993, plaintiffs served the Company and the Eriksons with additional discovery requests. On November 5, 1993, the Eriksons filed a Motion for Clarification, Reargument or Supplemental Briefing, together with a Motion to Stay the Discovery served by plaintiffs until the issues raised by their other motions were resolved. The Company informed the Court of Chancery that it supported the motions filed by the Eriksons.

       On January 20, 1994, the Court of Chancery issued its opinion denying the Eriksons' Motion for Clarification, Reargument, or Supplemental Briefing. The Court reiterated its prior holding that the record was not sufficiently established to grant the Eriksons' Motion for Summary Judgment.

       On May 6, 1994, the Eriksons filed a Motion for Summary Judgment on the issue of whether any corporate opportunity existed for the Company to enter into a transaction with ITI.
  On May 31, 1994, the Court of Chancery issued an opinion stating that a full factual record should be developed at trial before it ruled on the legal issues presented in the Eriksons' motion. Trial in this matter was held before Chancellor Allen beginning on February 21, 1995.

       Following post-trial briefing and argument, Chancellor Allen issued an opinion on August 9, 1995, in which he ruled in favor of the Eriksons. The court determined that, while the Eriksons failed in certain limited respects to meet the standards of loyalty required of them under Delaware corporate law, that "deviation from proper corporate practice" neither caused injury to CERBCO nor resulted in any substantial gain to the Eriksons. The Court also found that the Eriksons met their burden of showing that their conduct was "wholly fair to the corporation." With this decision, all of the plaintiffs' claims have been resolved in favor of CERBCO and/or the Eriksons.

       On August 25, 1995, the Court of Chancery issued its Memorandum and Order on Final Judgment and a corresponding Final Order and Judgment, which latter document formally entered judgment in favor of the Eriksons and denied in toto the plaintiffs' request for legal fees and expenses totaling $1,513,499. The Court concluded that the litigation conferred no substantial benefit on CERBCO, so that it would be inappropriate to require CERBCO and its stockholders to share the costs that plaintiffs incurred.

       Plaintiffs filed a Notice of Appeal with the Delaware
  Supreme Court on August 30, 1995.  Plaintiffs' opening Delaware
  Supreme Court brief is due on October 16, 1995.

       (b) As previously reported by the Company, on January 5, 1993, a separate lawsuit arising out of the subject matter of Count I of the Court of Chancery lawsuit was filed in the Superior Court of the District of Columbia (the "Superior Court"). The plaintiffs are Merle Thorpe, Jr. and the Foundation for Middle East Peace, the same two stockholders who filed the lawsuit in the Court of Chancery, and George Davies, a former director of the Company. The complaint is captioned Merle Thorpe, Jr., George Davies and Foundation for Middle East Peace v. John Paul Ketels, et al., C.A. No. 93-CA00051. That complaint is hereinafter referred to as the "D.C. Complaint." Defendants to the D.C. Complaint are partners in the law firm of Rogers & Wells and the Company.

       The D.C. Complaint, which states that it was filed on behalf of the Company, alleges that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. The plaintiffs also claim that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. The plaintiffs claim that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. Complaint seeks to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6,000,000 for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages.

       The plaintiffs did not make a demand on the Company's Board that the Company sue Rogers & Wells. The Company does not believe that Rogers & Wells should be sued on any of the claims set forth in the D.C. Complaint. On February 23, 1993, the Company filed a motion to dismiss the D.C. Complaint for failure of the plaintiffs to make a proper demand on the Company's Board. The Company also filed a motion to stay the proceedings to the Superior Court until the lawsuit pending in the Delaware Court of Chancery has been concluded. Similar motions were filed by Rogers & Wells. On March 14, 1993, the Superior Court denied the motions to dismiss, but granted a stay of the proceedings in that court until a ruling was made on the motions pending in the Delaware Court of Chancery.

       On January 14, 1994, the plaintiffs and Rogers & Wells submitted status reports to the Superior Court. The Superior Court held a status conference on February 16, 1994 and established a tentative trial date for November 28, 1994. On July 28, 1994, in light of the scheduled trial in the Delaware Court of Chancery, the Superior Court stayed all proceedings in this case until further order. A status report on the Delaware action was submitted by the parties on April 3, 1995.

       After the Court of Chancery's August 9, 1995 opinion was rendered, the parties to the Superior Court action filed additional status reports. The Superior Court has scheduled the next status hearing for October 30, 1995.

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------

       Not applicable.

  PART II

  Item 5.  Market for Registrant's Common Equity and Related
  Stockholder Matters
  ----------------------------------------------------------

  (a)  Market Information

       (i)  Common Stock

       CERBCO's Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers ("NASD") National Market System ("NMS"). Quotations for such shares are reported in the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the trading symbol CERB. Holders of Common Stock have one vote per share on all matters on which stockholders are entitled to vote together.
  The following table shows the range of bid quotations for the period indicated as reported by NASDAQ:

                                           Common Stock
        Fiscal Year Ended June 30, 1994    High      Low

             1st Quarter                   2 1/4     1 5/8
             2nd Quarter                   4 1/4     1 5/8
             3rd Quarter                   4 5/8     3 1/8
             4th Quarter                   4 3/8     3 1/8

        Fiscal Year Ended June 30, 1995    High      Low

             1st Quarter                   3 7/8     2 5/8
             2nd Quarter                   5 1/4     3 3/8
             3rd Quarter                   5         4
             4th Quarter                   5 1/8     4 1/4


       The quotations in the above table represent prices between dealers, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

       (ii) Class B Common Stock

       There is no public trading market for shares of CERBCO's Class B Common Stock. Holders of shares of Class B Common Stock have ten votes per share on all matters with the exception of the election of directors and any other matter requiring the vote of stockholders separately as a class. Holders of Class B Common Stock are entitled to elect the remaining directors after election of not less than 25% of the directors by the holders of Common Stock, voting separately as a class. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

  (b)  Holders

       As of September 13, 1995, the approximate number of holders of each class of common equity of CERBCO was as follows:

        Common Stock               354
        Class B Common Stock       140

  (c)  Dividends

  No dividends were declared in 1995 or 1994.

  Item 6.  Selected Financial Data
  --------------------------------
       The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

  (in thousands, except per share information and return on equity amounts)
  OPERATIONS STATEMENT INFORMATION
                                    Years ended June 30
                          1995     1994     1993     1992     1991

  Sales                $39,143  $29,846  $24,774  $28,984  $30,806
  Operating profit
    (loss)              $5,583   $2,234    $(657)  $2,120   $2,729
  Earnings (loss)
    before income
    taxes and non-owned
    interests           $6,602   $2,526    $(308)  $1,962   $2,397
  Earnings (loss)
    before non-owned
    interests           $3,637   $1,246    $(237)  $1,220   $1,217
  Earnings from
    continuing
    operations          $1,391     $588      $19     $430       $8
  Net earnings (loss)   $1,542   $1,319    $(290)    $340    $(791)
  Net earnings (loss)
    per share:
    Continuing
      operations         $0.96    $0.40    $0.01    $0.29    $0.01
    Net earnings (loss)  $1.06    $0.90   $(0.20)   $0.23   $(0.54)
  Weighted average
    number of shares     1,460    1,457    1,457    1,457    1,457
  Dividends declared
    per share               $0       $0       $0       $0       $0


  BALANCE SHEET INFORMATION
                                         June 30
                         1995     1994     1993     1992     1991

  Accounts receivable  $6,386   $6,675   $3,641   $5,423   $5,805
  Working capital     $12,152   $9,480   $7,313   $8,044  $10,300
  Total assets        $32,980  $29,507  $27,559  $29,452  $33,397
  Short-term debt          $0     $561     $701     $420     $565
  Long-term debt          $24      $41     $629   $1,207   $5,806
  Non-owned interests $12,367  $10,318   $9,809  $10,749  $10,489
  Stockholders'
    equity            $15,000  $13,445  $12,127  $12,492  $12,152
  Average
    stockholders'
    equity (Weighted
    average equity
    during year
    exclusive of
    current earnings) $13,452  $12,127  $12,454  $12,152  $12,933
  Return on equity
    (Current earnings
    divided by average
    stockholders'
    equity
    as defined above)   11.5%    10.9%     (2.3)%   2.7%     (6.1)%

  Item 7.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations
  -----------------------------------

  Overview and Outlook
  --------------------

       CERBCO experienced consolidated earnings of $1,391,039 ($.96) from continuing operations and overall net earnings of $1,542,388 ($1.06), including a gain on disposal of discontinued operations, for its fiscal year ended June 30, 1995. The Company recognized earnings from continuing operations and an overall net earnings of $518,817 ($.36) for its fourth quarter. Sales were $39.1 million and $10.2 million for the fiscal year and the fourth quarter, respectively.

       Of particular note, net earnings per share from continuing operations rose dramatically from $0.01 to $0.04 to $0.96 over fiscal years 1993, 1994 and 1995. However, while there can be no assurances, the Company presently anticipates fiscal 1996 earnings per share to level out at or near fiscal 1995 results, and to then experience modest growth into the foreseeable future in the course of ordinary business operations.

       The Company attributed its increased results to the excellent results of its two operating subsidiaries, each of which is in a separate industry segment. Both of the Company's operating subsidiaries recognized record sales in fiscal year 1995. Insituform East, the Company's pipeline rehabilitation segment, saw the favorable results experienced in the fourth quarter of fiscal year 1994 continue throughout fiscal year 1995. Insituform East's sales increased $6.8 million (45.9%) to $21.6 million, as it witnessed restored market demand and expanded its production capacity. Insituform East contributed $678,435 (up $631,274) in net earnings to CERBCO's fiscal year results. Capitol Copy, the Company's copy machine products and services segment, continued to improve its financial performance in fiscal year 1995. Capitol Copy's sales increased $2.5 million (16.7%) to $17.5 million, as it continued to sell more high volume, higher priced units and expanded its service and supply customer base. Capitol Copy contributed $1,592,909 (up $482,726) in net earnings to CERBCO. The Company also benefited in fiscal year 1995 from a gain from discontinued operations of $151,349 obtained from final payment of the last few open government contracts of the Company's wholly-owned subsidiary, CERBERONICS, now no longer operating.

       Subsidiary contributions were offset by unallocated net general corporate expenses in the amount of $880,305, including $537,616 related to the demands made of, and litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. From inception in 1990 through the year ended June 30, 1995, legal fees and expenses resulting from this litigation totaled approximately $2.0 million. In August 1995, a Final Order and Judgment was rendered by the Court in favor of the defendants which has been appealed to the Delaware Supreme Court by plaintiffs. In addition, in August 1995, plaintiffs in such litigation asserted a claim directly against the Company for $1,513,499 for their legal fees and expenses in the unsuccessful suit, subsequently denied in the Court's Final Order and Judgment, but reasserted in plaintiffs' appeal. The Company cannot, of course, predict the outcome of pending litigation, including appeals. Any outcome from the appeal resulting in an award to plaintiffs of their legal fees and expenses could have a material adverse effect on the earnings of the Company. For additional information on the status of this litigation, see
  Part I, Item 3, "Legal Proceedings."

       For financial information relating to CERBCO's two operating segments, see Part I, Item 1(b), "Financial
  Information about Industry Segments."

       After experiencing two years of depressed sales in fiscal years 1993 and 1994, Insituform East saw a return in 1995 to a level of sales achieved during the four-year period from 1989 to 1992 when it recorded sales of $21.2 million, $19.5 million, $21.3 million and $19.4 million, respectively. While there can be no assurances regarding future operating performance, based on the volume and mix of Insituform East's present and expected backlog of customer orders, the favorable results experienced during fiscal 1995 are presently anticipated to continue through fiscal year 1996. Insituform East intends to further expand its production capabilities during fiscal year 1996 to both increase its Insituform installation capacity for the future and to extend further its ability to provide complimentary products and services to its trenchless rehabilitation customers.

       The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by the Insituform process. In those limited markets where the cheapest priced product may be deemed technically "good enough," the Insituform process is at a disadvantage. Conversely, the Company is encouraged that a majority of its municipal, Federal government and industrial customers already use or are implementing ever-improving procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In value and quality based procurements, the Insituform process remains at an advantage. The Company continues to believe that customers and consulting engineers using quality based purchasing criteria help to ensure long term solutions to their infrastructure needs by clearly differentiating proven products such as provided by the Insituform process from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

       The principal factor affecting Insituform East's future performance remains the volatility of earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of Insituform East's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of depressed sales at normal margins or material increases in discounted sales, even where total revenues experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.

       Capitol Copy has increased sales in each of the last five years, growing from sales of $9.5 million in fiscal year 1991 to $17.5 million in fiscal year 1995, in a sales and service territory consisting of the cities and counties in the Washington, D.C. metropolitan area. The Company believes that the favorable results from this territory should continue into the next fiscal year. In July 1995, Capitol Copy expanded its territory to include the contiguous Baltimore metropolitan area. The Company anticipates that it will take approximately four years to adequately develop the additional territory. While it is estimated that sales in this new territory could reach approximately $2 million by June 30, 1996, start up costs and expenses are expected to exceed revenues by approximately $200,000 during the initial 1996 fiscal year. Development of the additional territory over the estimated four-year period is not anticipated to impact materially on continuing overall annual operating results.

       As further discussed in Part II, Item 8, "Notes to Consolidated Financial Statements - Note 13: Contingencies," the Company has filed a demand for arbitration and Insituform Technologies, Inc. ("ITI") has initiated litigation in connection with the acquisition of control of a 42.5% interest in MIDSOUTH Partners by Insituform Mid-America, Inc. ("IMA") on April 18, 1995. ITI has agreed to postpone its litigation in connection with a joint announcement by ITI and IMA on May 24, 1995 that they had entered into a definitive agreement providing for the combination of ITI and IMA which, if consummated, would result in IMA becoming a wholly-owned subsidiary of ITI. Although the Company cannot, at this time, predict the eventual outcome of these matters and their impact on the Company's interest in the Partnership, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

  Results of Operations
  ---------------------

       The following table sets forth, for the periods indicated, the relative percentages that certain items of expense and earnings bear to the sales of CERBCO and the percentage increases in the dollar amounts of each item from period to period.

  Results of Operations
  ---------------------

                                 Percentage           Period to
                                Relationship           Period
                                to Revenues           Changes
                                Years ended         Years ended
                                  June 30             June 30
                                                   1995     1994
                            1995   1994    1993   vs 1994  vs 1993

  Sales                    100.0%  100.0%  100.0%   31.2%    20.5%
                           ------  ------  ------
  Costs and Expenses:
    Cost of Sales            64.6    69.1    72.2    22.6     15.4
    Selling, general and
      administrative
      expenses               21.1    23.4    30.4    18.3     (7.5)
                             ----    ----    ----
      Total Costs and
        Expenses             85.7    92.5   102.6    21.5      8.6
                             ----    ----   -----
  Operating Profit (Loss)    14.3     7.5    (2.6)  149.9      n/a
  Investment Income           0.5     0.4     0.4    69.9      4.5
  Equity in Earnings of
    Unconsolidated Affiliate  1.9     0.5     1.4   377.3    (54.9)
  Interest Expense           (0.1)   (0.3)   (0.5)  (72.6)   (17.1)
  Other Income (Expense)
    - net                     0.3     0.4     0.1   (11.8)   597.9
                             ----    ----    ----
  Earnings (Loss) Before
    Income Taxes and
    Non-Owned Interests      16.9     8.5    (1.2)  161.4      n/a
  Income Taxes                7.6     4.3    (0.3)  131.6      n/a
                             ----    ----    ----
  Earnings (Loss) Before
    Non-Owned Interests       9.3     4.2    (0.9)  191.9      n/a
  Non-Owned Interests         5.7     2.2    (1.0)  241.6      n/a
                             ----    ----    ----
  Earnings (Loss) from
    Continuing Operations     3.6     2.0     0.1   136.5  3,044.8
  Discontinued Operations     0.3     2.4    (1.3)  (79.3)     n/a
                             ----    ----    ----
  Net Earnings (Loss)        3.9%    4.4%    (1.2)%  17.0      n/a
                             ----    ----    ----
                             ----    ----    ----

  1995 vs 1994
  ------------

       Consolidated sales increased $9.3 million (31.2%) in 1995 as compared to 1994 as sales increased in both of the Company's operating segments. Insituform East's sales increased $6.8 million (45.9%), primarily due to available work and expanded production capacity associated with the addition of another installation crew during the second quarter of fiscal year 1995. Insituform East achieved sales volume increases at normal margins in all three of its market sectors -- municipal, Federal government and industrial. Sales in these three areas were 65%, 21% and 14%, respectively, of Insituform East's fiscal year 1995 sales. Capitol Copy's sales increased $2.5 million (16.7%) in 1995. While equipment sales increased 8.5%, reflecting some increase in the sales of high volume machines which typically sell at higher prices, copier service and supply revenues increased 24.7% primarily due to an increase, net of cancellations, in service contracts resulting from an expanding customer base.

       Operating profit increased $3.3 million (149.9%) in 1995 as compared to 1994 due primarily to Insituform East achieving an operating profit of $2.5 million in 1995 after an operating loss of -$0.2 million in 1994. Insituform East's gross profit margin increased from 22.5% to 30.5% as its semi-fixed operating costs were absorbed over increased sales in 1995. Insituform East's selling, general and administrative costs increased 15.7%, a smaller percentage increase than sales, primarily as a result of costs associated with increased production activities. Capitol Copy's operating profit increased $1.1 million (35.0%) to $4.1 million, as overall gross profit increased slightly from 39.2% to 41.4% and general and administrative costs increased 11.3%, a smaller percentage increase than sales. The parent company's operating loss increased $0.4 million primarily due to an increase in corporate legal expenses.

       Insituform East's equity in the operating results of MIDSOUTH Partners increased $0.6 million (377.3%) in 1995 as compared to 1994, primarily as a result of a 43.5% increase in MIDSOUTH Partners' comparable period sales from $6.2 million to $8.9 million. The increase in sales was due to consistently high production levels throughout the year and increased sales to Federal government customers. The Partnership's gross profit margin increased from 21.1% in 1994 to 30.7% in 1995 due in part to improved production efficiency, the mix of contracts performed and the absorption of semi-fixed operating costs over increased sales.

       The gain on disposal of discontinued operations decreased from $0.7 million in 1994 to $0.1 million in 1995, primarily due to the receipt of a substantial one-time payment in 1994 in connection with the discontinued operations of CERBERONICS resulting from the settlement of a lawsuit with the U.S. Navy (see Part II, Item 8, "Notes to Consolidated Financial Statements -- Note 7: Discontinued Operations").

  1994 vs 1993
  ------------

       Consolidated sales increased $5.1 million (20.5%) in 1994 as compared to 1993 as sales increased in both of the Company's operating segments. Insituform East's sales increased $1.7 million (13.0%), primarily due to increased purchasing activity from its Federal government customers and increases in additional rehabilitation services performed in conjunction with contracted Insituform process installations. Capitol Copy's sales increased $3.4 million (28.9%)in 1994. Equipment sales increased 31.0%, primarily due to the placement of more machines in total and more high volume machines, which typically sell at higher prices. Copier service and supply revenues increased 26.9%, primarily due to an increase, net of cancellations, in service contracts resulting from an expanding customer base.

       The Company had an operating profit of $2.2 million in 1994 as compared to an operating loss of -$0.7 million in 1993. Insituform East had an operating loss of -$0.2 million in 1994 as compared to an operating loss of -$2.0 million in 1993.
  While Insituform East's sales volume increased in 1994, its gross profit margin improved from 16.8% to 22.5%, and its selling, general and administrative expenses were reduced by $0.6 million, these improvements were not enough to offset the effect of semi-fixed operating costs on (still) reduced sales volume. Capitol Copy had an operating profit of $3.0 million (up 53.7%) in 1994, primarily due to its substantial increase in sales. While Capitol Copy's gross profit margin decreased from 40.2% in 1993 to 39.2% in 1994, its operating profit margin increased from 16.7% to 20.0%, primarily due to a much smaller increase in general and administrative expenses (5.3%) than its increase in sales. The parent company's operating loss decreased, primarily as a result in a decrease in allocated corporate legal expenses.

       Insituform East's equity in the operating results of MIDSOUTH Partners decreased $0.2 million in 1994 as compared to 1993 primarily due to a decrease in comparable period sales from $8.1 million to $6.2 million and the mix of contracts performed. Similar to the experience of Insituform East, MIDSOUTH Partners' earnings can be significantly reduced during periods of depressed sales due to the semi-fixed nature of a substantial portion of its operating costs.

       As referred to above, the Company recognized a gain on disposal of discontinued operations of $0.7 million in 1994 in connection with its discontinued defense contract segment, CERBERONICS. In 1993, the Company recognized a loss of -$0.2 million from the discontinued cement mortar lining operations of Insituform East and an estimated loss or disposal of these operations of $0.1 million (see Part II, Item 8, "Notes to Consolidated Financial Statements -- Note 7: Discontinued Operations").

  Liquidity and Capital Resources
  -------------------------------

       Liquidity may be defined as the Company's ability to mobilize cash. Cash and cash equivalents increased $3.0 million in fiscal year 1995. Insituform East's cash and cash equivalents increased $2.0 million, and Capitol Copy's cash and cash equivalents increased $1.1 million. At the holding company level, CERBCO's cash and cash equivalents decreased $0.1 million. Consolidated cash and cash equivalents decreased $1.9 million and $0.3 million in fiscal years 1994 and 1993, respectively. However, CERBCO purchased temporary investments of $2.3 million in fiscal year 1994.

       The Company's operating activities provided approximately $4.7 million in cash during fiscal year 1995, primarily due to the earnings of the Company's two operating subsidiaries and non-cash expenses by it and its subsidiaries for depreciation and amortization. Income taxes payable increased $0.4 million at June 30, 1995. Insituform East's income taxes payable increased $0.4 million as a result of the timing of payment of fiscal year 1995 estimated federal and state income tax deposits. Net cash provided by operating activities was approximately $1.9 million during fiscal year 1994, primarily due to the increased earnings of Capitol Copy, the receipt by CERBCO of the C-9 lawsuit settlement payment plus interest, and non-cash expenses for depreciation and amortization. These accounts were offset by an increase in accounts receivable at June 30, 1994. Insituform East's accounts receivable increased $2.6 million, primarily due to a $2.3 million increase in sales in the fourth quarter of fiscal year 1994 as compared with the fourth quarter of fiscal year 1993. Despite a net loss in fiscal year 1993, net cash provided by operating activities was approximately $0.8 million, primarily as a result of non-cash expenditures for depreciation and amortization and a decrease in accounts receivable at June 30, 1993. Insituform East's accounts receivable decreased $1.9 million, primarily due to a $2.2 million decrease in sales for the fourth quarter of fiscal 1993 as compared with the fourth quarter of fiscal 1992.

       Net cash used in investing activities was approximately $1.0 million, $2.8 million and $0.7 million in fiscal years 1995, 1994 and 1993, respectively. The primary use of such funds was for capital expenditures by Insituform East in each of the fiscal years and the purchase by the parent company of six-month treasury bills, accounted for as temporary investments, in fiscal year 1994. Insituform East's capital expenditures in fiscal year 1995 included purchases of vehicles and equipment to expand the Company's production capabilities, in addition to replacing aging units. Fiscal year 1994 and 1993 expenditures were primarily to replace aging units. Insituform East also received cash distributions of $123,250 and $340,000 from MIDSOUTH Partners in fiscal years 1995 and 1993, respectively.

       Net cash used in financing activities was $0.7 million, $0.9 million and $0.4 million in fiscal years 1995, 1994, and 1993, respectively, primarily as the result of paydowns by Capitol Copy on its line of credit in each of the three years and on long-term borrowings in fiscal years 1994 and 1993. During fiscal years 1995, 1994 and 1993, Insituform East paid cash dividends declared for fiscal years 1994, 1993 and 1992, respectively. During fiscal year 1993, Insituform East also expended $94,630 for the open-market purchase of shares of its Common Stock.

       CERBCO believes that its two principal operating subsidiaries, Insituform East and Capitol Copy, have cash reserves, existing open bank lines of credit or borrowing potential against unencumbered assets sufficient to meet the respective cash flow requirements for operating funds and capital expenditures of each operating company. Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit. Capitol Copy did not deem it necessary to renew its line of credit which expired January 31, 1995. Its cash reserves were in excess of $1.0 million at June 30, 1995 and are expected to grow further in fiscal year 1996. The parent holding company, CERBCO, also does not have a separate bank line of credit, but has cash reserves in excess of $2.5 million which are believed to be adequate to meet its own cash flow requirements, or the requirements of its subsidiaries, in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now on appeal to the Delaware Supreme Court. The Company cannot, of course, predict the outcome of pending litigation, including appeals. Any outcome that resulted in an award to plaintiffs of their legal fees and expenses, however, could have a material adverse effect on the future liquidity of the Company.

  Item 8.  Financial Statements and Supplementary Data
  ----------------------------------------------------

       See financial statements and supplementary financial information provided following Item 9 below.

  Item 9.  Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure
  -----------------------------------

       Not applicable.

  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Stockholders of CERBCO, Inc.

  We have audited the accompanying consolidated balance sheets of CERBCO, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


  /s/  Deloitte & Touche LLP
  Deloitte & Touche LLP

  September 15, 1995
  Washington, D.C.

  CERBCO, Inc.
  CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Years ended June 30
                               1995         1994         1993
  Sales
    Sales of products       $29,696,264  $22,271,971  $18,806,252
    Sales of services and
      supplies                9,446,520    7,573,766    5,968,158
                            -----------  -----------  -----------
              TOTAL SALES    39,142,784   29,845,737   24,774,410
                            -----------  -----------  -----------
  Costs and Expenses:
    Cost of products sold    20,602,316   16,733,878   14,904,672
    Cost of services and
      supplies                4,692,154    3,891,171    2,974,204
    Selling, general and
      administrative expenses 8,265,371    6,986,818    7,552,481
                            -----------  -----------  -----------
      Total Costs and
        Expenses             33,559,841   27,611,867   25,431,357
                            -----------  -----------  -----------
  Operating Profit (Loss)     5,582,943    2,233,870     (656,947)
  Investment Income             200,421      117,986      112,857
  Equity in Earnings of
    Unconsolidated Affiliate    738,798      154,786      343,341
  Interest Expense              (28,290)    (103,110)    (124,336)
  Other Income (Expense)
    - net                       107,753      122,130       17,500
                            -----------  -----------  -----------
  Earnings (Loss) Before
    Income Taxes and
    Non-Owned Interests       6,601,625    2,525,662     (307,585)
  Provision (Credit) for
    Income Taxes              2,965,000    1,280,000      (71,000)
                            -----------  -----------  -----------
  Earnings (Loss) Before
    Non-Owned Interests       3,636,625    1,245,662     (236,585)
  Non-Owned Interests in
    Earnings (Loss) of
    Consolidated
    Subsidiaries              2,245,586      657,368     (255,292)
                            -----------  -----------  -----------
  Earnings from Continuing
    Operations                1,391,039      588,294       18,707
  Discontinued Operations:
    Loss from discontinued
      operations - net of
      income tax benefits
      and non-owned interests         0            0     (183,188)
    Estimated gain (loss) on
      disposal of discontinued
      operations - net of
      income taxes (benefits)
      and non-owned interests   151,349      730,337     (125,120)
                            -----------  -----------  -----------
       NET EARNINGS (LOSS)   $1,542,388   $1,318,631    $(289,601)
                            -----------  -----------  -----------
                            -----------  -----------  -----------


  Net Earnings (Loss) per
    Share of Common Stock:
    Earnings from continuing
      operations                  $0.96        $0.40        $0.01
    Loss from discontinued
      operations                      0            0        (0.12)
    Estimated gain (loss) on
      disposal                     0.10         0.50        (0.09)
                            -----------  -----------  -----------

      Net Earnings (Loss)
        per Share                 $1.06        $0.90       $(0.20)
                            -----------  -----------  -----------
                            -----------  -----------  -----------

  See notes to consolidated financial statements.



  CERBCO, Inc.
  CONSOLIDATED BALANCE SHEETS
                                                  June 30
                                            1995           1994
  ASSETS
  Current Assets:
    Cash and cash equivalents           $5,197,549     $2,215,624
    Temporary investments                1,760,950      2,292,036
    Accounts receivable                  6,386,343      6,675,386
    Inventories                          2,832,003      2,069,309
    Prepaid and refundable taxes            53,568        516,239
    Deferred income taxes                   82,000         63,000
    Prepaid expenses and other             325,013        344,464
                                       -----------    -----------
      Total Current Assets              16,637,426     14,176,058
                                       -----------    -----------
  Property, Plant and Equipment:
    Land and improvements                2,018,587      2,018,587
    Buildings and improvements           5,872,053      5,837,796
    Automobiles, trucks, trailers, and
      specialized equipment              6,381,331      5,435,068
    Automobiles under capital leases       136,178        136,178
    Small tools, radios and machine shop
      equipment                          2,993,920      2,823,207
    Office furniture and equipment       1,248,632      1,188,961
                                       -----------    -----------
                                        18,650,701     17,439,797
    Less accumulated depreciation and
      amortization                      (9,094,562)    (8,282,201)
                                       -----------    -----------
      Total Property, Plant and
        Equipment                        9,556,139      9,157,596
                                       -----------    -----------
  Other Assets:
    Excess of acquisition cost over
      value of net assets acquired
      - net of accumulated amortization
      of $1,455,921 in 1995 and
      $1,296,614 in 1994                 4,887,968      5,047,275
    Investment in unconsolidated
      affiliate                          1,481,726        866,178
    Deferred income taxes                   27,000         30,000
    Deposits and other                     389,821        229,556
                                       -----------    -----------
      Total Other Assets                 6,786,515      6,173,009
                                       -----------    -----------
        Total Assets                   $32,980,080    $29,506,663
                                       -----------    -----------
                                       -----------    -----------

  See notes to consolidated financial statements.


  CERBCO, Inc.
  CONSOLIDATED BALANCE SHEETS
                                                  June 30
                                            1995           1994
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Loans payable                               $0       $561,000
    Accounts payable and accrued
      liabilities                        3,952,543      3,590,406
    Deferred revenue                       479,858        495,605
    Current portion of long-term debt       19,015         16,959
    Current portion of capital lease
      obligations                           34,156         32,584
                                       -----------    -----------
      Total Current Liabilities          4,485,572      4,696,554
                                       -----------    -----------
  Long-Term Liabilities:
    Long-term debt (less current
      portion shown above)                   5,104         24,119
    Capital lease obligations (less
      current portion shown above)          37,129         71,537
    Deferred income taxes                  985,000        919,000
    Other long-term liabilities             99,672         31,740
                                       -----------    -----------
      Total Long-term Liabilities        1,126,905      1,046,396
                                       -----------    -----------
        Total Liabilities                5,612,477      5,742,950
                                       -----------    -----------
  Commitments and Contingencies

  Non-Owned Interests in Consolidated
    Subsidiaries                        12,367,344     10,318,334
                                       -----------    -----------
  Stockholders' Equity:
    Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,150,989
      shares (at June 30, 1995)            115,099
    Issued and outstanding:  1,146,489
      shares (at June 30, 1994)                           114,649
    Class B Common stock (convertible),
      $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding:  310,967
      shares (at June 30, 1995 and 1994)    31,096         31,096
    Additional paid-in capital           7,413,054      7,401,012
    Retained earnings                    7,441,010      5,898,622
                                       -----------    -----------
      Total Stockholders' Equity        15,000,259     13,445,379
                                       -----------    -----------
        Total Liabilities and
          Stockholders' Equity         $32,980,080    $29,506,663
                                       -----------    -----------
                                       -----------    -----------

  See notes to consolidated financial statements.

  CERBCO, Inc.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                                                                 Total
                                           Class B       Additional              Stock-
                    Common Stock        Common Stock      paid-in    Retained   holders'
                    Shares    Amounts    Shares  Amounts   capital    earnings    equity

  BALANCE -
    JULY 1, 1992   1,145,685 $114,568  311,771  $31,177 $7,476,804 $4,869,592  $12,492,141

    Net loss               0        0        0        0          0   (289,601)    (289,601)
    Conversion
      of Class B
      stock into
      Common stock       748       75     (748)     (75)         0          0            0
    Change in
      ownership
      interest in
      subsidiaries         0        0        0        0    (75,889)         0      (75,889)
                   ---------  -------  -------   ------  ---------  ---------   ----------
  BALANCE -
    JUNE 30, 1993  1,146,433  114,643  311,023   31,102  7,400,915  4,579,991   12,126,651

    Net earnings           0        0        0        0          0  1,318,631    1,318,631
    Conversion of
      Class B stock
      into Common stock   56        6      (56)      (6)         0          0            0
    Change in ownership
      interest in
      subsidiary           0        0        0        0         97          0           97
                   ---------  -------  -------   ------  ---------  ---------   ----------
  BALANCE -
    JUNE 30, 1994  1,146,489  114,649  310,967   31,096  7,401,012  5,898,622   13,445,379

    Net earnings           0        0        0        0          0  1,542,388    1,542,388
    Issuance of
      stock
      pursuant
      to exercise
      of stock
      options          4,500      450        0        0     11,925          0       12,375
    Change in
      ownership
      interest
      in subsidiary        0        0        0        0        117          0          117
                   ---------  -------  -------   ------  ---------  ---------   ----------
  BALANCE -
    JUNE 30, 1995  1,150,989 $115,099  310,967  $31,096 $7,413,054 $7,441,010  $15,000,259
                   ---------  -------  -------   ------  ---------  ---------   ----------
                   ---------  -------  -------   ------  ---------  ---------   ----------

  See notes to consolidated financial statements.


  CERBCO, Inc.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Years ended June 30
                                   1995         1994       1993
  Cash Flows from Operating Activities:
    Earnings from continuing
      operations                 $1,391,039   $588,294    $18,707
    Loss from discontinued
      operations                          0          0   (183,188)
    Estimated gain (loss)
      on disposal                   151,349    730,337   (125,120)
                                 ----------  ---------   --------
    Net earnings (loss)           1,542,388  1,318,631   (289,601)
    Adjustments to reconcile
      net earnings (loss) to
      net cash provided by
      operations:
      Depreciation and
        amortization              1,364,171  1,309,219  1,532,911
      Equity in earnings of
        unconsolidated affiliate   (738,798)  (154,786)  (343,341)
      Amounts attributable to
        non-owned interests       2,245,586    657,368   (910,445)
      Estimated loss on disposal
        of assets                         0          0    299,685
      Change in net assets of
        discontinued operations           0    261,183    264,458
      Deferred income taxes          50,000    309,000   (470,000)
      Increase in other assets     (124,416)   (81,316)    (1,921)
      Increase in long-term
        liabilities                  67,932          0          0
      Changes in operating assets
        and liabilities:
        (Increase) decrease in
          accounts receivable       289,043 (3,034,298) 1,781,906
        (Increase) decrease in
          inventories and prepaid
          expenses                 (332,421)   363,355   (643,750)
        Increase (decrease) in
          accounts payable and
          accrued expenses          (78,792)   756,422   (423,111)
        Increase (decrease) in
          income taxes payable      411,322      3,396    (40,168)
        Increase (decrease) in
          deferred revenue          (15,747)   141,876     85,845
                                 ----------  ---------   --------
    Net Cash Provided by
      Operating Activities        4,680,268  1,850,050    842,468
                                 ----------  ---------   --------
  Cash Flows from Investing
    Activities:
    Capital expenditures         (1,627,540)  (802,218)(1,034,385)
    Disposal of equipment
      - net                          40,133    121,975     44,392
    Disposal of net assets of
      discontinued operations             0    124,082          0
    Redemption (purchase) of
      temporary investments - net   531,086 (2,292,036)         0
    Cash distribution from
      unconsolidated affiliate      123,250          0    340,000
    Acquisition of non-owned
      interest                      (18,816)         0          0
    Increase in other assets              0          0    (60,000)
                                 ----------  ---------   --------
    Net Cash Used in Investing
      Activities                   (951,887)(2,848,197)  (709,993)
                                 ----------  ---------   --------
  Cash Flows from Financing
    Activities:
    Proceeds from revolving
      lines of credit and
      long-term borrowings        2,150,000  7,012,582  6,847,000
    Principal payments on
      revolving lines of
      credit, capital lease
      obligations and
      long-term borrowings       (2,760,795)(7,767,399)(7,001,330)
    Dividends paid by
      subsidiary                   (148,036)  (148,036)  (149,200)
    Proceeds from exercise of
      stock options                  12,375          0          0
    Purchase of subsidiary
      treasury stock                      0          0    (94,630)
                                 ----------  ---------   --------
    Net Cash Used in Financing
      Activities                   (746,456)  (902,853)  (398,160)
                                 ----------  ---------   --------
  Net Increase (Decrease) in
    Cash and Cash Equivalents     2,981,925 (1,901,000)  (265,685)
  Cash and Cash Equivalents at
    Beginning of Year             2,215,624  4,116,624  4,382,309
                                 ----------  ---------   --------
  Cash and Cash Equivalents
    at End of Year               $5,197,549 $2,215,624 $4,116,624
                                 ----------  ---------   --------
                                 ----------  ---------   --------
  Supplemental disclosure
    of cash flow information:
    Interest paid                   $28,290    $97,775   $129,403
                                 ----------  ---------   --------
                                 ----------  ---------   --------
    Income taxes paid            $2,173,715   $428,239   $730,831
                                 ----------  ---------   --------
                                 ----------  ---------   --------
  Supplemental disclosure of
    non-cash investing and
    financing activities:
    Additions to capital leases          $0    $40,362    $95,546
                                 ----------  ---------   --------
                                 ----------  ---------   --------
    Conversion of notes payable
      to subsidiary stockholders
      to equity in subsidiary            $0         $0   $250,000
                                 ----------  ---------   --------
                                 ----------  ---------   --------

  See notes to consolidated financial statements.


  CERBCO, Inc.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  YEARS ENDED JUNE 30, 1995, 1994 AND 1993

  1.   Summary of Significant Accounting Policies

  Basis of Presentation
  ---------------------

       The consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Copy Products, Inc. ("Capitol Copy"); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany balances and transactions have been eliminated in consolidation.

  Reclassification
  ----------------

       Interest received during the fiscal year ended June 30, 1994, in connection with settlement of the lawsuit described in
  Note 7, has been reclassified to the gain from discontinued operations in the consolidated statement of operations for fiscal year 1994. Previously, this amount had been reported as investment income.

  Business Operations
  -------------------

       CERBCO is a parent holding company with controlling interests in two principal subsidiaries, each of which is in a separate industry segment. Insituform East, operating pursuant to sublicense agreements with Insituform Technologies, Inc. ("ITI"), provides a patented process called "Insituform" primarily to municipalities and state agencies for the repair and reconstruction of sewers and other types of pipelines. The Insituform/R process creates a hard, jointless, impact and corrosion resistant Insitupipe/R product inside deteriorating pipes, with a principal benefit that it can usually be installed without excavation. Capitol Copy is in the business of selling, servicing and providing supply products for copier and facsimile equipment, operating pursuant to certain dealer agreements, primarily with Canon, U.S.A., Inc.

  Revenue Recognition
  -------------------

       The Company recognizes revenue under contracts to rehabilitate pipeline sections using the units of completion method. A rehabilitated pipeline section is considered completed work and is generally billable to the customer.

       Sales of copier and facsimile equipment are recorded as revenue on the date the equipment is shipped. Revenue from maintenance contracts is recognized ratably over the terms of the agreements.

  Cash and Cash Equivalents
  -------------------------

       Cash and cash equivalents are composed of unrestricted checking accounts and short-term investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. For purposes of the consolidated statements of cash flows, the Company considers only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Temporary Investments
  ---------------------

       Temporary investments are composed of U.S. Treasury instruments with maturities of greater than three months.
  Temporary investments are stated at cost plus accrued interest which approximates market.

  Inventories
  -----------

       Inventories are stated at the lower of cost or market. Cost for pipeline rehabilitation materials is determined by the first-in, first-out method. Cost for copier and facsimile equipment, supplies and parts is determined by the average cost method.

  Property, Plant and Equipment
  -----------------------------

       Property, plant and equipment are stated at cost. Depreciation has been provided in the financial statements using the straight-line or declining balance methods at rates which are based upon reasonable estimates of the properties' useful lives. These lives range from three to ten years for vehicles, equipment and furniture, and twenty to forty years for buildings. Leasehold improvements are amortized using the straight-line method over the life of the lease.

       Betterments or improvements which increase the estimated useful life of an asset are capitalized. Repairs and maintenance are charged directly to expense as incurred. The Company incurred repair and maintenance costs of $824,000, $567,000 and $771,000 in fiscal years 1995, 1994 and 1993, respectively.

  Goodwill
  --------

       The excess of cost over the fair values of the Insituform East and Capitol Copy net tangible assets ("goodwill") acquired in 1985 and 1987, respectively, is amortized using the straight-line method over forty years. The Company annually reviews its goodwill recoverability by assessing the historical profitability of its segments and expectations as to future nondiscounted cash flows and operating income for each segment, as well as: the continued use of the segments' names; the continued use of Insituform East's license agreements and the status of various patents which govern the Insituform process; and the success of Capitol Copy in meeting its commitments under its dealer agreements. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 1995.

  Income Taxes
  ------------

       The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result from recognizing certain items of income and expense in consolidated financial statements in different years from those in income tax returns. These temporary differences relate principally to use of accelerated depreciation methods for tax purposes; timing of the payment of compensated absences; timing of the recognition of income from the Company's investment in MIDSOUTH Partners (see Note 6: Investment in Unconsolidated Affiliate); and timing of the recognition of income from certain lease transactions and maintenance contracts.

       Through September 30, 1992, CERBCO filed consolidated federal and state tax returns, which included the results of Capitol Copy. Beginning October 1, 1992, Capitol Copy filed separate federal and state tax returns. Taxes are reported in the financial statements for this subsidiary as if it filed separate returns for all periods through September 30, 1992.
  The difference between the total taxes so reported for the subsidiary and the consolidated expense was reported as part of the parent company's tax expense. The parent therefore received the benefit of, or charge for, any difference between the consolidated tax provision and separate return provisions.

       Insituform East files separate federal and state tax returns, and its provision is combined with CERBCO's consolidated provision. Capitol Copy's provisions for all periods beginning after September 30, 1992 are also combined with CERBCO's consolidated provisions.

  2.   Accounts Receivable

       Accounts receivable consist of:
                                               1995         1994
        Due from municipal and commercial
          customers                        $6,195,486   $6,514,133
        Miscellaneous                         245,857      216,253
                                           ----------   ----------
                                            6,441,343    6,730,386
        Less: Allowance for doubtful
          accounts                            (55,000)     (55,000)
                                           ----------   ----------
                                           $6,386,343   $6,675,386
                                           ----------   ----------
                                           ----------   ----------

  3.   Inventories

       Inventories consist of:
                                               1995         1994

        Pipeline rehabilitation materials  $1,111,202     $764,938
        Copier and facsimile equipment      1,274,977      808,956
        Copier and facsimile supplies         172,908      251,616
        Copier and facsimile parts            272,916      243,799
                                           ----------   ----------
                                           $2,832,003   $2,069,309
                                           ----------   ----------
                                           ----------   ----------

  4.   Equity in Insituform East

       At June 30, 1995 and 1994, CERBCO beneficially held 1,100,000 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.1% of the Common Stock, 99.5% of the Class B Common Stock, 32.0% of the total equity and 57.7% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of the directors by holders of shares of Common Stock, voting separately as a class.

       From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 1995, 1994 or 1993. If all the options and warrants outstanding at June 30, 1995 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 55.0%, respectively.

       From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership.
  Insituform East purchased 23,285 Common shares in 1993.

  5.   Equity in Capitol Copy

       At June 30, 1995 and 1994, CERBCO beneficially held 800 shares, and Capitol Copy's president held 400 shares, of Capitol Copy Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Copy stock.

  6.   Investment in Unconsolidated Affiliate

       MIDSOUTH Partners was organized as a Tennessee general partnership in December 1985. The following corporations are its general partners:

                                             Interest in
                                          Profits and Losses

        Insitu, Inc. (a subsidiary of
          Insituform East)                        42.5%
        E-Midsouth, Inc. (a subsidiary of
          Enviroq Corporation)                    42.5%
        Insituform California, Inc.
          (a subsidiary of ITI)                   15.0%

       MIDSOUTH Partners operates as the Insituform process sublicensee for Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi.

       The following is condensed financial information of MIDSOUTH Partners at June 30, 1995, 1994 and 1993, and for each of the three years in the period ended June 30, 1995:

                                     1995       1994       1993

  Cash                           $241,094   $210,487   $186,382
  Accounts Receivable           2,249,690  1,162,273  1,587,521
  Inventories                     431,738    252,262    252,672
  Property, Plant and Equipment
    - net                       1,319,303    937,901    965,647
  Other Assets                    185,097    138,807    153,928
                               ---------- ---------- ----------
    Total Assets               $4,426,922 $2,701,730 $3,146,150
                               ---------- ---------- ----------
                               ---------- ---------- ----------
  Current Accounts Payable       $859,489   $533,470 $1,299,025
  Long-term Obligations
    Under Capital Lease            22,196     71,370    113,439
                               ---------- ---------- ----------
    Total Liabilities            $881,685   $604,840 $1,412,464
                               ---------- ---------- ----------
                               ---------- ---------- ----------
  Revenues                     $8,894,746 $6,185,972 $8,052,548
                               ---------- ---------- ----------
                               ---------- ---------- ----------
  Gross Profit                 $2,739,390 $1,303,112 $1,324,919
                               ---------- ---------- ----------
                               ---------- ---------- ----------
  Partnership Earnings         $1,738,347   $364,204   $807,861
                               ---------- ---------- ----------
                               ---------- ---------- ----------


  7.   Discontinued Operations

       On June 11, 1993, the Company adopted a formal plan to discontinue providing cement mortar lining services conducted through its pipeline rehabilitation segment, Insituform East. This plan included declining to bid on future cement mortar lining contracts, fulfilling existing commitments and selling remaining equipment and materials associated with this service capability. The Company substantially completed two existing contracts in progress and sold substantially all remaining equipment and materials during the year ended June 30, 1994.

       Operating results from cement mortar lining activities for the years ended June 30, 1994 and 1993 are presented separately in the accompanying Consolidated Statements of Operations.
  Sales revenues from cement mortar lining activities for the years ended June 30, 1994 and 1993 were $1,080,773 and $1,460,334, respectively. These amounts are not included in sales in the accompanying Consolidated Statements of Operations.

       Insituform East's loss from cement mortar lining activities was -$572,461, net of an income tax benefit of $366,000, in the fiscal year ended June 30, 1993. CERBCO's losses as a result of these activities, net of non-owned interests, was -$183,188 for the fiscal year ended June 30, 1993.

       Insituform East's estimated loss on the disposal of discontinued operations in fiscal year 1993 was -$391,000, net of an income tax benefit of $250,000, which represents an estimated loss on the disposal of equipment and materials used to provide cement mortar lining services (-$192,000, net) and a provision for additional operating losses (-$199,000, net) anticipated for the fiscal 1994 phase out period. CERBCO's estimated loss on the disposal of this capability, net of non-owned interests, was -$125,120 in fiscal year 1993. During the year ended June 30, 1994, Insituform East incurred actual disposal costs equal to its estimate in total. Disposal costs consisted of a loss on disposal of equipment and materials of -$146,000 (net) and operating losses of -$245,000 (net).

       On March 31, 1991, the Company adopted a formal plan to discontinue the operations of its defense contract services segment conducted through its wholly-owned subsidiary, CERBERONICS, Inc. ("CERBERONICS"). The segment did not operate subsequent to June 30, 1991.

       On December 14, 1993, the Company obtained payment of $991,520, consisting of a judgment for $871,649 plus interest of $119,871, resulting from settlement of a lawsuit against the U.S. Navy in connection with open proposals under CERBERONICS's former C-9 contract. The payment resulted in a gain from discontinued operations of $730,337 for the fiscal year ended June 30, 1994. During fiscal year 1995, the Company obtained final payment from the Federal government on five contracts completed by CERBERONICS on or before June 30, 1991. These payments resulted in a gain from discontinued operations of $151,349 for the fiscal year ended June 30, 1995. There are no material open items remaining that pertain to other former contracts of CERBERONICS.

  8.   Supplemental Executive Retirement Plan

       The Company has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was $67,932 and $31,740 for the fiscal years ended June 30, 1995 and 1994, respectively. The Company's accrued liability for this plan, shown as Other Long-term Liabilities, was $99,672 and $31,740 as of June 30, 1995 and 1994, respectively.

       To facilitate the payment of benefits, the Company has established a trust. Funds in the trust are included in the Company's balance sheet as Other Assets in the amounts of $254,060 and $73,203 at June 30, 1995 and 1994, respectively.
  This trust is subject to the claims of the Company's creditors in the event of bankruptcy or insolvency.

  9.   Loans Payable

       Insituform East maintains a $3,000,000 bank line of credit which is available to it through December 31, 1996. Interest on borrowings against this line of credit is payable monthly at the bank's prime rate. The line is unsecured; however, Insituform East must comply quarterly with financial liquidity, net worth, tangible net worth and debt to equity leverage covenants. At June 30, 1995, the amount available as undrawn on this line was $3,000,000. Capitol Copy had a $1,500,000 bank line of credit which expired January 31, 1995. Capitol Copy did not deem it necessary to renew such line, as both it and Insituform East have agreements in place with the parent company, CERBCO, whereby each may borrow up to $1,000,000 for operating purposes from CERBCO at interest rates not less than the subsidiary would pay to its respective bank. At June 30, 1995, neither subsidiary had amounts outstanding under these agreements. The weighted average interest rate on Capitol Copy's outstanding balance on its line at June 30, 1994 was 7.1%.

  10.  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:
                                               1995         1994

        Accounts payable                   $1,366,338   $1,946,792
        Accrued compensation and
          related expenses                  1,885,596    1,383,934
        Dividends payable                     177,643      148,036
        Income taxes payable                  522,966      111,644
                                           ----------   ----------
                                           $3,952,543   $3,590,406
                                           ----------   ----------
                                           ----------   ----------



  11.  Long-Term Debt

       Long-term debt consists of:
                                                1995         1994
        Installment note payable due
          in full in September 1996,
          with equal monthly payments
          of $1,734 including interest
          at 11.5%                            $24,119      $41,078

        Less:  Current portion                (19,015)     (16,959)
                                              -------      -------
                                               $5,104      $24,119
                                              -------      -------
                                              -------      -------

  12.  Commitments

       The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $480,000, $328,000 and $250,000 for the years ended June 30, 1995, 1994 and 1993, respectively. In addition, the Company obtains vehicles and computer and other office equipment under long-term capital leases. Accumulated amortization under capital leases was $74,782 and $40,019 as of June 30, 1995 and 1994, respectively. Minimum future rental commitments under long-term capital and operating leases in effect at June 30, 1995, are as follows:

                                              Capital    Operating
                                               Leases       Leases

        1996                                  $43,694     $246,887
        1997                                   19,605      128,443
        1998                                   18,384       33,309
        1999                                    8,320        5,552
        2000                                      - -          - -
        2001 and thereafter                       - -          - -
                                              -------     --------
          Total Minimum Payments               90,003     $414,191
        Less:  Interest                        18,718     --------
                                              -------     --------
          Present Value of Minimum Payments   $71,285
                                              -------
                                              -------

       Insituform East operates under six sublicense agreements with ITI. The sublicenses grant Insituform East exclusive rights for use of the Insituform process in the states of Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia and three Kentucky counties. The agreements are for the life of the patents or the patent rights unless terminated sooner by a specified action of either party. The agreements obligate Insituform East to pay ITI a certain minimum annual royalty, as well as royalties based on the gross contract price of all contracts performed. Payments of minimum annual royalties for the years ended June 30, 1996 and 1995 have been waived by ITI. The total royalty expense was $1,354,000, $920,000 and $872,000 for the years ended June 30,
  1995, 1994 and 1993, respectively.

       Insituform East has a supply agreement with ITI committing Insituform East to purchase 90% of its Insitutube/R material requirements from ITI. As a result of certain terms not previously fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreement. The agreement, which presently extends through April 30, 1996, is renewable annually unless notice of termination is provided by either party six months prior to the end of the current renewal period.

  13.  Contingencies

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

       In August 1990, a complaint against the Company and the Eriksons was filed in the Delaware Court of Chancery by two stockholders of the Company, on their own behalf and derivatively on behalf of the Company, which sought (i) damages against the individual defendants for alleged breach of fiduciary duties in an amount not less than $6,000,000, together with interest thereon from March 12, 1990; (ii) to permanently enjoin the Eriksons from completing any transaction with ITI similar in substance to the Proposed Transaction; (iii) a declaration of the invalidity of the 1982 authorization for and issuance of the Company's Class B Common Stock, and, therefore, of the entitlement of holders of Class B Common Stock to elect any members of the Company's Board; (iv) a declaration of the invalidity of the 1990 election of the Company's directors and the issuance of new proxy materials that fully and fairly disclose all facts which plaintiffs claim are material to the election of such directors; (v) an award to the plaintiffs of their costs of bringing the action, including reasonable attorneys' fees; and (vi) an award to plaintiffs of such further relief as the Court of Chancery deemed appropriate. In addition, the Complaint asserted a claim against the individual defendants alleging that the Company had forgone a corporate opportunity by the continued failure to pursue a transaction with ITI.

       All but one of the plaintiffs' claims subsequently were dismissed. The claim remaining in the litigation was plaintiffs' allegation that the Proposed Transaction was an opportunity belonging to the Company and that the Eriksons breached their duty to the Company by precluding the Company from taking advantage of that opportunity so that the Eriksons might have a chance to do so. Trial in this matter was held beginning February 21, 1995.

       Following post-trial briefing and argument, Chancellor Allen issued an opinion on August 9, 1995, in which he ruled in favor of the Eriksons. The court determined that, while the Eriksons failed in certain limited respects to meet the standards of loyalty required of them under Delaware corporate law, that "deviation from proper corporate practice" neither caused injury to CERBCO nor resulted in any substantial gain to the Eriksons. The Court also found that the Eriksons met their burden of showing that their conduct was "wholly fair to the corporation." With the decision, all of the plaintiffs' claims have been resolved in favor of CERBCO and/or the Eriksons.

       On August 25, 1995, the Court of Chancery issued its Memorandum and Order on Final Judgment and a corresponding Final Order and Judgment, which latter document formally entered judgment in favor of the Eriksons and denied in toto the plaintiffs' request for legal fees and expenses totaling $1,513,499. The Court concluded that the litigation conferred no substantial benefit on CERBCO, so that it would be inappropriate to require CERBCO and its stockholders to share the costs that plaintiffs incurred.

       Plaintiffs filed a Notice of Appeal with the Delaware
  Supreme Court on August 30, 1995.  Plaintiffs' opening Delaware
  Supreme Court brief is due on October 16, 1995.

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

       Motions to dismiss this case by the Company and Rogers &
  Wells were denied, but a stay in the proceedings was granted until after the Delaware trial. A status report on the Delaware action was submitted by the parties on April 3, 1995.

       After the Court of Chancery's August 9, 1995 opinion was rendered, the parties to the Superior Court action filed additional status reports. The Superior Court has scheduled the next status hearing for October 30, 1995.

       Management believes there are valid defenses to all of plaintiffs' allegations in each of the above actions and that ultimate resolution of these matters will not have a material effect on the financial statements. Accordingly, no provision for these contingencies has been reflected therein.

       On April 18, 1995, Insituform Mid-America, Inc. ("IMA") acquired the pipeline rehabilitation business of ENVIROQ Corporation ("Enviroq"), including Enviroq's 42.5% interest in MIDSOUTH Partners which is held through Enviroq's special
  purpose subsidiary, E-Midsouth, Inc.   Under the MIDSOUTH
  Partners' Partnership Agreement, it is an event of default if, among other things, a change in the control of any partner occurs without the prior written consent of all the other partners. The IMA acquisition of Enviroq, which resulted in a change in the control of Enviroq and E-Midsouth, Inc., was made without the prior written consent of the Partnership's two other partners, special purpose subsidiaries of Insituform East and ITI.

       The Partnership Agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach, seek dissolution of the partnership, replace Management Committee appointees of the defaulting partner, or exercise any combination of these and other remedies. Insituform East has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc. Separately, on April 4, 1995, ITI affiliated companies initiated action against Enviroq and IMA in Tennessee Chancery Court regarding ITI's rights as licensor to withhold consent to the assignment of Insituform and NuPipe license agreements. Simultaneously with the initiation of its suit, ITI entered into agreements with IMA and Enviroq to postpone, through April 30, 1995 (subsequently extended), the Tennessee court proceedings as well as any other assertion by ITI of its rights under Insituform and NuPipe license agreements and its rights under the MIDSOUTH Partners' Partnership Agreement.

       On May 24, 1995, ITI and IMA jointly announced that they had entered into a definitive agreement providing for the combination of ITI and IMA which, if consummated, would result in IMA becoming a wholly-owned subsidiary of ITI. The arrangements between ITI and IMA further extend the postponement of further assertion of ITI's rights resulting from IMA's acquisition of the pipeline rehabilitation business of Enviroq without the consent of ITI, except for certain procedural steps to preserve the respective rights of the parties.

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

  14.  Common Stock

       The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In 1995, no shares of Class B Common Stock were converted to Common Stock. In 1994 and 1993, 56 shares and 748 shares, respectively of Class B Common Stock were converted to Common Stock.

       Each share of Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes, except with respect to the election of Directors and any other matter requiring the vote of shareholders separately as a class. The holders of Common Stock, voting as a separate class, are entitled to elect that number of Directors which constitutes twenty-five percent (25%) of the authorized number of members of the Board of Directors and, if such 25% is not a whole number, then the holders of Common Stock are entitled to elect the nearest higher whole number of Directors that is at least 25% of such membership The holders of Class B Common Stock, also voting as a separate class, are entitled to elect the remaining Directors. In addition, the holders of Common Stock have certain dividend preferences.

  15.  Income Taxes

       The provision for taxes is composed of the following (in
  thousands):
                                    1995         1994         1993
  Current:
     Federal                      $2,418         $981         $117
     State                           497          240           32
                                  ------        -----        -----
     Total current                 2,915        1,221          149
  Deferred:                       ------        -----        -----
     Federal                          46           53         (189)
     State                             4            6          (31)
                                  ------        -----        -----
     Total deferred                   50           59         (220)
                                  ------        -----        -----
  Total provision for taxes       $2,965       $1,280         $(71)
                                  ------       ------        -----
                                  ------       ------        -----

       The provision for income taxes is different from that
  computed using the statutory Federal income tax rate of 34% for the following reasons (in thousands, except percentages):
                               1995         1994           1993
                         Amounts    %  Amounts %    Amounts    %
  Taxes computed at
    statutory rate      $2,245 34.0    $859    34.0 ($105)  (34.0)
  Increase (decrease)
    in taxes resulting
    from:
  State and local
    income taxes, net
    of Federal income
    tax benefit            325  4.9     140     5.5    (2)   (0.7)
    Non-taxable income      (1) 0.0      (4)   (0.2)  (40)  (13.0)
    Nondeductible items     76  1.2      74     2.9    87    28.2
    Effect of NOL          299  4.5     185     7.3     0     0.0
    Other                   21  0.3      26     1.1   (11)   (3.6)
                        ------ ----  ------    ----  ----   -----
  Total provision for
    taxes               $2,965 44.9  $1,280    50.6  $(71)  (23.1)
                        ------ ----  ------    ----  ----   -----
                        ------ ----  ------    ----  ----   -----

       The components of the deferred tax provisions are as
  follows (in thousands):
                                     1995         1994         1993

  MIDSOUTH Partners operations      $126         $101        $(145)
  Depreciation                         0          (38)           9
  Deferred compensation               28           11            0
  Deferred revenues                 (107)          21           35
  Contract retentions                  0            0         (119)
  Other                                             3
  (36)  0
                                      ---          ---        -----
  Total deferred taxes               $50          $59        $(220)
                                      ---          ---        -----
                                      ---          ---        -----

       The Company has tax basis net operating losses of approximately $1,000,000 that may be carried forward to offset future income tax liabilities. These carryforwards will expire in fiscal years 2005 through 2010.

       Deferred Income Taxes, provided for the tax effect of cumulative temporary differences for income tax and financial reporting purposes, consists of the following (in thousands):

                                    1995         1994

        Depreciation                $(942)       $(942)
        NOL carryforwards             340          136
        MIDSOUTH Partners operations (161)         (35)
        Deferred compensation          38           66
        Deferred revenue              107            0
        Valuation allowance          (340)        (136)
        Other                          82           85
                                     ----         ----
                                    $(876)       $(826)
                                     ----         ----
                                     ----         ----

  16.  Earnings (Loss) Per Share

       Earnings (loss) per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents (when dilutive) during each period. The following numbers of shares have been used in the computations:

                  1995                1994                1993

                1,459,848           1,457,456           1,457,456

  17.  Retirement Benefit Plans

       Employees of Insituform East who meet certain minimum eligibility requirements and who are not covered by a collective bargaining agreement participate in a profit-sharing plan. No employee is covered by a collective bargaining agreement as of June 30, 1995. Contributions to the plan are determined annually by Insituform East's Board of Directors. Contributions to the plan were $183,489, $84,775 and $240,000 in fiscal years 1995, 1994 and 1993, respectively.

       Employees of Capitol Copy who meet certain minimum eligibility requirements also participate in a profit-sharing plan. Contributions are determined annually by Capitol Copy's Board of Directors. Capitol Copy contributed $55,052, $48,864 and $43,765 to the plan in fiscal years 1995, 1994 and 1993, respectively.

  18.  Stock Option Plans

       CERBCO granted options under the Directors' Stock Option Plan on 6,000 shares of CERBCO's Common Stock on December 16, 1994 and December 17, 1993, and options on 7,500 shares of CERBCO's Common Stock on December 18, 1992, at the option prices of $5.125, $3.50 and $3.25, respectively, per share, exercisable within three years of the date of the grant. The following is a summary of transactions:

       Shares under Option
                                           1995     1994     1993

        Outstanding, beginning of year   18,000   12,000    7,500
        Granted during the year           6,000    6,000    7,500
        Exercised during the year        (4,500)       0        0
        Expired/canceled during the year (1,500)       0   (3,000)
                                         ------   ------   ------
        Outstanding, end of year         18,000   18,000   12,000
                                         ------   ------   ------
                                         ------   ------   ------

       At June 30, 1995, there were 3,000 shares reserved for future grants under the Directors' Stock Option Plan.

       On June 6, 1987, CERBCO granted under the 1986 Employee Stock Option Plan options on 51,483 shares of Common Stock to its officers, and the officers and managers of CERBERONICS, at an option price of $7.00 per share exercisable within ten years of the date of the grant. There were no additional grants or exercise of options available under this plan in fiscal year 1995.

       Shares under Option
                                           1995     1994     1993

        Outstanding, beginning
          and end of year                10,336   10,336   10,336

       At June 30, 1995, there were 23,517 shares reserved for future grants under the Employee Stock Option Plan.

  19.  Segment Data and Reconciliation

       CERBCO's operations are classified into two principal industry segments: pipeline rehabilitation and copier equipment products and services. The following is a summary of pertinent industry segment information. General corporate assets are principally intercompany receivables and investments that are owned by the holding company. General corporate expenses include items which are of an overall holding company nature and are not allocated to the segments.

  (in thousands)                         1995      1994      1993

  Sales to Unaffiliated Customers:
    Pipeline rehabilitation           $21,594   $14,804   $13,105
    Copier equipment products
      and services                     17,549    15,042    11,669
                                      -------   -------   -------
      Total sales                     $39,143   $29,846   $24,774
                                      -------   -------   -------
                                      -------   -------   -------
  Earnings (Loss) before Income
    Taxes and Non-Owned Interests:
    Pipeline rehabilitation            $2,490     $(204)  $(1,959)
    Copier equipment products
      and services                      4,054     3,004     1,954
    General corporate expenses           (961)     (566)     (652)
                                      -------   -------   -------
      Operating profit (loss)           5,583     2,234      (657)
    Equity in earnings of
      unconsolidated affiliate            739       155       343
    Other income                          467       409       311
    Other expenses                       (187)     (272)     (305)
                                      -------   -------   -------
      Earnings (loss) before
        income taxes and non-owned
        interests                      $6,602    $2,526     $(308)
                                      -------   -------   -------
                                      -------   -------   -------

  Net Earnings (Loss) Contribution
    by Segment:
    Pipeline rehabilitation              $678       $47     $(272)
    Copier equipment products
      and services                      1,593     1,110       658
    Corporate                            (880)     (569)     (367)
                                      -------   -------   -------
    Earnings from continuing
      operations                        1,391       588        19
    Discontinued operations               151       731      (309)
                                      -------   -------   -------
      Net earnings (loss)              $1,542    $1,319     $(290)
                                      -------   -------   -------
                                      -------   -------   -------
  Assets:
    Pipeline rehabilitation           $19,459   $16,785   $16,719
    Copier equipment products
      and services                      7,514     6,105     5,455
    Corporate                           6,007     6,617     5,385
                                      -------   -------   -------
      Total assets                    $32,980   $29,507   $27,559
                                      -------   -------   -------
                                      -------   -------   -------
  Capital Expenditures:
    Pipeline rehabilitation            $1,499      $631      $867
    Copier equipment products
      and services                        129       171       165
    Corporate                               0         0         2
                                      -------   -------   -------
      Total capital expenditures       $1,628      $802    $1,034
                                      -------   -------   -------
                                      -------   -------   -------
  Depreciation and Amortization:
    Pipeline rehabilitation            $1,044    $1,004    $1,275
    Copier equipment products
      and services                        225       209       162
    Corporate                              95        96        96
                                      -------   -------   -------
      Total depreciation and
        amortization                   $1,364    $1,309    $1,533
                                      -------   -------   -------
                                      -------   -------   -------

       During the year ended June 30, 1995, the Federal government (collectively), the Metropolitan Sewer District ("MSD") of Greater Cincinnati, Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of the Company's pipeline rehabilitation sales. During the year ended June 30, 1994, the Federal government (collectively) accounted for 15% of these sales. During the year ended June 30, 1993, the City of Richmond, Virginia; Fairfax County, Virginia and the Washington Suburban Sanitary Commission ("WSSC") accounted for 15%, 12% and 11%, respectively, of these sales. No single customer accounted for 10% or more of the Company's copier machine products and service sales during the last three fiscal years.

  20.  Unaudited Quarterly Financial Data

       The following table provides summarized quarterly results of operations for fiscal years 1995 and 1994 (in thousands, except per share information):

                                        Three Months Ended
  1995                         Sept. 30 Dec. 31  Mar. 31  Jun. 30


  Sales                         $8,859  $10,425   $9,615  $10,244
  Operating profit               1,213    1,406    1,324    1,640
  Earnings before income
    taxes and non-owned
    interests                    1,434    1,709    1,555    1,904
  Earnings before non-owned
    interests                      785      911      766    1,175
  Earnings from continuing
    operations                     341      330      201      519
  Net earnings                     341      478      204      519
  Net earnings per share:
    Continuing operations         0.23     0.23     0.14     0.36
    Net earnings                  0.23     0.33     0.14     0.36

  1994

  Sales                         $7,957   $7,069   $5,822   $8,998
  Operating profit (loss)        1,149      221     (342)   1,206
  Earnings before income taxes
    and non-owned interests      1,157      394     (273)   1,248
  Earnings (loss) before
    non-owned interests            647      174     (242)     667
  Earnings (loss) from
    continuing operations          284      177      (77)     204
  Net earnings (loss)              270      908      (77)     218
  Net earnings (loss) per share:
    Continuing operations         0.19     0.13    (0.05)    0.13
    Net earnings (loss)           0.18     0.63    (0.05)    0.14

  PART III

  Item 10.  Directors and Executive Officers of the Registrant

  (a)  Identification of CERBCO Directors

  Name                   Age  Director Since    Other Positions
                                                with Registrant

  Robert W. Erikson      50   December 1974(1)  President &
                                                 Treasurer
  George Wm. Erikson     53   November 1975(1)  Chairman &
                                                 General Counsel
  Webb C. Hayes, IV      47   April 1991        None
  Paul C. Kincheloe, Jr. 54   April 1991        None

  (1) Date of initial election as a director of the Company's then publicly-traded predecessor company, CERBERONICS. Elected as a CERBCO director in February 1988, under a Plan of Reorganization and Merger whereby CERBERONICS became a wholly-owned subsidiary of CERBCO.

       Directors of CERBCO are elected at the Annual Meeting of Stockholders except that vacancies and newly created directorships may be filled by the directors then in office.
  Each director holds office until his successor is elected and qualified or until his earlier resignation or removal.

  (b)  Identification of CERBCO Executive Officers and (Principal
  Officer of Each Subsidiary)

  Name                  Age  Position(s)         Held Since

  Robert W. Erikson     50   President &
                              Treasurer          February 1988
  George Wm. Erikson    53   Chairman & General
                              Counsel            February 1988
  Robert F. Hartman     48   Vice President,
                             Secretary &
                              Controller         February 1988 (1)
  (Robert W. Erikson)   50   President
                              (Insituform
                              East)              September 1991
  (Armen A. Manoogian)  52   President
                              (Capitol Copy)     October 1987

  (1)  Elected as Secretary in June 1991.

       Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

  (c)  Identification of Certain Significant Employees

       Not applicable.

  (d)  Family Relationships

       Mr. Robert Erikson, Director, President and Treasurer, and
  Mr. George Erikson, Director, Chairman and General Counsel are brothers.

  (e)  Business Experience

       (1) Mr. Robert Erikson was a Supply Corps officer in the Navy from 1968 through 1972. Mr. Erikson joined CERBERONICS in December 1972. In May 1974, he was elected Vice President of Finance and Administration and, in December 1974, he became Executive Vice President, Treasurer and a Director. In October 1977, he was elected President. In February 1988, he was elected President and Treasurer of CERBCO. Mr. Erikson currently is a Director and Vice Chairman of Capitol Copy, a Director, Vice Chairman and President of Insituform East and serves as a member of the Chief Executive Officer Committee of Capitol Copy and Insituform East. He is a Director of Palmer National Bancorp, Inc. and The Palmer National Bank. Mr. Erikson holds a B.A. degree in Engineering and Economics from Brown University and an M.B.A. degree from The George Washington University.

            Mr. George Erikson joined CERBERONICS in July 1976 as Vice President and General Counsel, and in August 1976, he was elected Secretary. He served as Executive Vice President until July 1987, at which time he was elected to the position of Chairman. He became a Director of CERBERONICS in November 1975 and served as Chairman of the Board of Directors from February 1979 to February 1988. In February 1988, he was elected Chairman and General Counsel of CERBCO. Mr. Erikson currently is a Director and Chairman of Capitol Copy and a Director and Chairman of Insituform East and serves as a member of the Chief Executive Officer Committee of Capitol Copy and Insituform East. From December 1972 to July 1976, he was employed as Vice President - Legal by National Securities & Research Corporation and, prior thereto, he was employed as an attorney to the Dreyfus Corporation. He is a member of the Bar of the State of New York, District of Columbia and Commonwealth of Virginia.
  Mr. Erikson holds a B.S. degree in Business Administration from Pennsylvania State University, an LL.B. degree from Fordham University Law School, and an LL.M. degree from New York University Law School.

            Mr. Hartman joined CERBERONICS in August 1979 as Controller and Manager of the Accounting Department. In November 1981, he was elected Assistant Vice President and in April 1984, he was elected Vice President & Treasurer, in which positions he served until his departure from CERBERONICS in September 1985. From October 1985 to February 1988, Mr. Hartman
  was Controller of Dynamac International, Inc.   He returned to
  CERBERONICS and his former positions in February 1988 and, in addition, was elected Vice President and Controller of CERBCO. In June 1991, he joined Insituform East as Vice President of Administration and was elected Secretary of CERBCO, Insituform East and Capitol Copy. From 1976 to 1977, Mr. Hartman was an accountant for Coopers & Lybrand, and from 1977 to 1979, he was a partner in the accounting firm of Hartman and Hartman. Mr. Hartman is a Certified Public Accountant and holds a B.S. degree form the United States Naval Academy, a B.A. degree from the University of South Florida and an M.B.A. degree from The George Washington University.

            Mr. Manoogian holds a B.S. degree in Business Administration from Pennsylvania State University and an M.B.A. from Pace University. In October 1987, he was elected a Director and President of Capitol Copy and serves as a member of the Chief Executive Officer Committee. Immediately prior to joining Capitol Copy, Mr. Manoogian served as President and Chief Operating Officer of a publicly-traded East Coast computer retailing organization. His previous business experience includes 17 years with the Xerox Corporation, starting as a sales representative in 1966, progressing through numerous field and headquarters marketing assignments, and culminating in his final position as Region General Manager for the Mid-Atlantic Operations Group based in Washington, D.C.

            Mr. Hayes has been Chairman, President and Chief Executive Officer of Palmer National Bancorp, Inc. and The Palmer National Bank since March 1985. Mr. Hayes serves as a Director of Insituform East and Capitol Copy. He is also a Director of Citizens Corporation in Eastman, Georgia, and is a member of the Board of Visitors of the University of North Carolina. In January 1995, he completed a three year term as a Director of the Federal Reserve Bank of Richmond. He holds a B.A. degree from the University of North Carolina and an executive management degree from Columbia University School of Business.

            Mr. Kincheloe holds a B.A. degree from Randolph-Macon College and a J.D. degree from T.C. Williams School of Law, University of Richmond. He has been a practicing attorney and businessman in Fairfax County, Virginia, since 1967. He previously served on the Board of Herndon Federal Savings & Loan and then First Federal Savings & Loan of Alexandria. He currently serves on the Board, as Finance Chairman, of Flint Hill School in Oakton, Virginia, and on the Board of Trustees for Randolph-Macon College. Mr. Kincheloe serves as a Director of Insituform East and Capitol Copy.

       (2) Directorships. See Part III, Item 10 (e)(1), paragraphs 1, 2, 5 and 6, as to Messrs. Robert Erikson and
  George Erikson, Hayes and Kincheloe, respectively.

  (f)  Involvement in Certain Legal Proceedings

       Not applicable.

  Item 11.  Executive Compensation

       CERBCO is a parent holding company with controlling interests in two principal subsidiaries, Insituform East ("IEI") and Capitol Copy Products ("CCP"). CERBCO officers participate also in the management of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and/or its subsidiaries for the fiscal years ended June 30, 1995, 1994 and 1993:

  SUMMARY COMPENSATION TABLE


                                              Annual Compensation
                                 -------------------------------------------------
  Name                                                  Other         Total
  and                                                   Annual        Annual
  Principal                        Salary       Bonus   Compensation  Compensation
  Position          Year           ($)          ($)     ($) (2)       ($)
  ---------------------------------------------------------------------------------

  Robert W. Erikson    1995  CERBCO  $10,412       $0           $0        $10,412
  Director, President        IEI     196,555   31,457            0        228,012
   & Treasurer (1)           CCP      61,063   28,267            0         89,330
                                    --------  -------          ---       --------
                                    $268,030  $59,724           $0       $327,754
                                    --------  -------          ---       --------
                                    --------  -------          ---       --------
                       1994  CERBCO  $10,000       $0           $0        $10,000
                             IEI     188,559    2,086            0        190,645
                             CCP      57,432   17,262            0         74,694
                                    --------  -------          ---       --------
                                    $255,991  $19,348           $0       $275,339
                                    --------  -------          ---       --------
                                    --------  -------          ---       --------
                       1993  CERBCO  $10,000       $0           $0        $10,000
                             IEI     188,000        0            0        188,000
                             CCP      54,678   24,348 (3)       0         79,026
                                    --------  -------         ---       --------
                                    $252,678  $24,348          $0       $277,026
                                    --------  -------         ---       --------
                                    --------  -------         ---       --------

  George Wm. Erikson   1995  CERBCO  $10,412       $0           $0        $10,412
  Director, Chairman         IEI     196,555   31,457            0        228,012
   & General Counsel (1)     CCP      61,063   28,267            0         89,330
                                    --------  -------          ---       --------
                                    $268,030  $59,724           $0       $327,754
                                    --------  -------          ---       --------
                                    --------  -------          ---       --------
                       1994  CERBCO  $10,000       $0           $0        $10,000
                             IEI     188,559    2,086            0        190,645
                             CCP      57,432   17,262            0         74,694
                                    --------  -------          ---       --------
                                    $255,991  $19,348           $0       $275,339
                                    --------  -------          ---       --------
                                    --------  -------          ---       --------
                       1993  CERBCO  $10,000       $0           $0        $10,000
                             IEI     188,000        0            0        188,000
                             CCP      54,678   24,348 (3)       0         79,026
                                    --------  -------         ---       --------
                                    $252,678  $24,348          $0       $277,026
                                    --------  -------         ---       --------
                                    --------  -------         ---       --------

  Robert F. Hartman    1995  CERBCO  $10,412       $0          $0        $10,412
  Vice President,            IEI      83,664   13,390           0         97,054
   Secretary &                      --------  -------         ---       --------
   Controller                        $94,076  $13,390          $0       $107,466
                                    --------  -------         ---       --------
                                    --------  -------         ---       --------
                       1994  CERBCO  $10,000       $0          $0        $10,000
                             IEI      80,254      888           0         81,142
                                    --------  -------         ---       --------
                                     $90,254     $888          $0        $91,142
                                    --------  -------         ---       --------
                                    --------  -------         ---       --------
                       1993  CERBCO   $9,808       $0          $0         $9,808
                             IEI      78,461        0           0         78,461
                                    --------  -------         ---       --------
                                     $88,269       $0          $0        $88,269
                                    --------  -------         ---       --------
                                    --------  -------         ---       --------

  Armen A. Manoogian   1995  CCP    $224,955 $105,962      $8,400       $339,317
  [Subsidiary                       --------  -------         ---       --------
    President, CCP]                 --------  -------         ---       --------
                       1994  CCP    $215,775  $69,283      $7,996       $293,054
                                    --------  -------         ---       --------
                                    --------  -------         ---       --------
                       1993  CCP    $205,425  $91,083 (4)  $7,615       $304,123
                                    --------  -------         ---       --------
                                    --------  -------         ---       --------

                                            Long-Term Compensation
                                  -----------------------------------------------
                                     Awards                 Payouts
                                   --------------------------------     --------
  Name                             Restricted
  and                                 Stock    Options/        LTIP     All Other
  Principal                          Awards     SARs        Payouts  Compensation
  Position             Year            ($)       (#)           ($)        ($)
  ---------------------------------------------------------------------------------

  Robert W. Erikson    1995  CERBCO       $0    1,500           $0           $0
  Director, President        IEI           0   15,000            0       10,118(5)
   & Treasurer (1)           CCP           0        0            0        1,549(6)
                                         ---   ------          ---      -------
                                          $0   16,500           $0      $11,667
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------
                       1994  CERBCO       $0    1,500           $0           $0
                             IEI           0   15,000            0       18,322
                             CCP           0        0            0        1,501
                                         ---   ------          ---      -------
                                          $0   16,500           $0      $19,823
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------
                       1993  CERBCO       $0    1,500           $0           $0
                             IEI           0   15,000            0       19,968
                             CCP           0        0            0        1,356
                                         ---   ------          ---      -------
                                          $0   16,500           $0      $21,324
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------

  George Wm. Erikson   1995  CERBCO       $0    1,500           $0           $0
  Director, Chairman         IEI           0   15,000            0      $12,033(5)
   & General Counsel(1)      CCP           0        0            0        1,549(6)
                                         ---   ------          ---      -------
                                          $0   16,500           $0      $13,582
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------
                       1994  CERBCO       $0    1,500           $0           $0
                             IEI           0   15,000            0       19,683
                             CCP           0        0            0        1,501
                                         ---   ------          ---      -------
                                          $0   16,500           $0      $21,184
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------
                       1993  CERBCO       $0    1,500           $0           $0
                             IEI           0   15,000            0       20,004
                             CCP           0        0            0        1,356
                                         ---   ------          ---      -------
                                          $0   16,500           $0      $21,360
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------

  Robert F. Hartman    1995  CERBCO       $0        0           $0           $0
  Vice President,            IEI           0        0            0       $5,754(5)
   Secretary &                           ---   ------          ---      -------
   Controller                             $0        0           $0       $5,754
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------
                       1994  CERBCO       $0        0           $0           $0
                             IEI           0        0            0        6,632
                                         ---   ------          ---      -------
                                          $0        0           $0       $6,632
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------
                       1993  CERBCO       $0        0           $0           $0
                             IEI           0        0            0        7,648
                                         ---   ------          ---      -------
                                          $0        0           $0       $7,648
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------

  Armen A. Manoogian   1995  CCP          $0        0           $0       $6,129(6)
  [Subsidiary                            ---   ------          ---      -------
    President, CCP]                      ---   ------          ---      -------
                       1994  CCP          $0        0           $0       $5,898
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------
                       1993  CCP          $0        0           $0       $5,345
                                         ---   ------          ---      -------
                                         ---   ------          ---      -------

  (1) The Company's Corporate Executive Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief Executive Officer of the Company.
  (2) None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus. The amounts reported represent payment for hours of leave in lieu of time off.
  (3) Consists of bonus paid for fiscal year 1992 ($8,348) and earned for fiscal year 1993 ($16,000).
  (4) Consists of bonus paid for fiscal year 1992 ($31,304) and earned for fiscal year 1993 ($59,779).
  (5) Insituform East contributions to the IEI Advantage Plan, as described in the section below entitled "Compensation
      Pursuant to Plans."
  (6) Capitol Copy contributions to the CCP Profit Sharing Plan, as described in the section below entitled "Compensation
      Pursuant to Plans."


  COMPENSATION PURSUANT TO PLANS

  CERBCO, Inc. Plans

  Supplemental Executive Retirement Plan

       During fiscal year 1994, CERBCO entered into Supplemental Executive Retirement Agreements with three executive officers pursuant to a Supplemental Executive Retirement Plan (the "CERBCO Supplemental Retirement Plan"). The agreements provide for monthly retirement benefits of 50% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries as defined in and limited by the executive's agreement, for Messrs. Robert Erikson and George Erikson. In the case of Mr. Robert Hartman, the agreement provides for 25% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries as defined in and limited by the executive's agreement.

       To compute the monthly retirement benefits, the percentage of final monthly salary is multiplied by a ratio (not to exceed
  1) of:

       the completed years of employment by CERBCO after 1992
            to
       the total number of years of employment after 1992 that the executive would have completed if he had continued in employment to age 65.

       If the executive dies prior to retirement, the executive's beneficiary will receive a pre-retirement death benefit of a percentage (50% in the case of Messrs. Robert Erikson and George Erikson; 25% in the case of Mr. Robert Hartman) of the executive's final monthly salary for 180 months. If the executive dies after commencement of the payment of benefits, but before receiving 180 monthly payments, the executive's beneficiary will receive payments until the total payments received by the executive and/or his beneficiary equal 180.

       The CERBCO Supplemental Retirement Plan is technically unfunded, except as described below. CERBCO will pay all benefits from its general revenues and assets. To facilitate the payment of benefits and provide the executives with a measure of benefit security without subjecting the CERBCO Supplemental Retirement Plan to various rules under the Employee Retirement Income Security Act of 1974, CERBCO has established an irrevocable trust (the "CERBCO, Inc. Supplemental Executive Retirement Trust Agreement"). This trust is subject to the claims of CERBCO's creditors in the event of bankruptcy or insolvency. The trust has purchased life insurance on the lives of the executive officers covered by the Supplemental Executive Retirement Agreements to provide for CERBCO's financial obligations under the Plan. Assets in the trust consist of the cash surrender values of the executive life insurance policies and are carried on CERBCO's balance sheet as assets. The trust will not terminate until participants and beneficiaries are no longer entitled to benefits under the plan. Upon termination, all assets remaining in the trust will be returned to CERBCO. For additional information on the CERBCO Supplemental Retirement Plan, see "Defined Benefit or Actuarial Plans."

  1988 Plan of Reorganization and Merger

       Pursuant to the Plan of Reorganization and Merger, approved by CERBERONICS stockholder vote on February 26, 1988, CERBCO became a successor to the CERBERONICS, Inc. 1986 Employee Stock Option Plan and the 1986 Board of Directors' Stock Option Plan (now collectively the "CERBCO Plans") described below. The CERBCO Plans are now deemed to relate to stock options to purchase shares of CERBCO Common Stock. Each CERBERONICS stock option previously outstanding was converted into an option to purchase, upon the same terms, shares of CERBCO Common Stock in the same numbers as were provided by the option with respect to Class A Common Stock of CERBERONICS. The CERBCO Plans do not relate to shares of CERBCO Class B Common Stock. In all other respects, the terms of the CERBCO Plans and the options outstanding, or which may become outstanding, remain unchanged.

  1986 Employee Stock Option Plan

       CERBERONICS adopted, with stockholder approval at the 1986 Annual Meeting of Stockholders, the CERBERONICS, Inc. 1986 Employee Stock Option Plan (now called the "CERBCO Employee Plan"). The purpose of the CERBCO Employee Plan is to promote the growth and general prosperity of the Company by permitting key management employees to purchase shares, through the grant and exercise of options, of CERBCO's Common Stock. Under the terms of the CERBCO Employee Plan, which is administered by the Stock Option Committee appointed by and comprised of members of the Board of Directors, both incentive and nonstatutory stock options may be granted to eligible employees. Under the CERBCO Employee Plan, 75,000 shares of Common Stock were reserved for issuance upon the exercise of stock options granted.

       The Stock Option Committee, in its sole discretion, has full power and authority to designate eligible employees to whom an incentive stock option or a nonstatutory stock option shall be granted, determine the number of shares to be made available under any option granted, determine the periods in which a participant may exercise his option (provided, however, no incentive stock option may be exercised more than ten years after the date of its grant), determine the option price and determine the date on which the option shall expire. The grant of a stock option under the CERBCO Employee Plan is contingent on the participant's continued services on behalf of CERBCO for a period of not less than 24 months from the date of grant of the option.

       During fiscal year 1995, no options were granted to executive officers of CERBCO, and no options available under this plan were exercised by executive officers of CERBCO.

  1986 Directors' Stock Option Plan

       CERBERONICS adopted, with stockholder approval at the 1986 Annual Meeting of Stockholders, the CERBERONICS, Inc. 1986 Board of Directors' Stock Option Plan (now called the "CERBCO Directors' Plan"). The purpose of the CERBCO Directors' Plan is to promote the growth and general prosperity of CERBCO by permitting the Company, through the granting of options to purchase shares of CERBCO's Common Stock, to attract and retain the best available persons as members of CERBCO's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. A maximum of 75,000 shares of Common Stock may be made subject to options under the CERBCO Directors' Plan. Options may be granted to directors of CERBCO or any of its subsidiaries. Each option granted under the CERBCO Directors' Plan entitles each director to whom such option is granted the right to purchase shares of CERBCO's Common Stock at a designated option price, any time and from time to time, within three years from the date of grant.

       The CERBCO Board of Directors administers the CERBCO Directors' Plan and has exclusive authority to interpret, construe and implement the provisions of the CERBCO Directors' Plan, except as may be delegated in whole or in part by the Board to a committee of the Board which may consist of three or more members of the Board. No such delegation of authority has been made. Each determination, interpretation or other action that may be taken pursuant to the CERBCO Directors' Plan by the Board is final and binding and conclusive for all purposes and upon all persons. The Board from time to time may amend the CERBCO Directors' Plan as it deems necessary to carry out the purposes thereof.

       The terms of the CERBCO Directors' Plan contemplated that each director of the Company be granted an option to purchase 1,500 shares of the Company's Common Stock each year for five years, for a total of 7,500 shares of Common Stock per director, beginning in fiscal year 1986. On June 28, 1986, options on 1,500 shares of Common Stock were granted to each of the six CERBERONICS directors then in office. No additional options were granted until December 19, 1991. On December 19, 1991, the CERBCO Directors' Plan was amended by the CERBCO Board of Directors to ensure its original purpose by granting options to purchase 1,500 shares of Common Stock to CERBCO directors in fiscal 1992 and subsequent years, so that each director serving on the date of grant will receive options for a total amount of 7,500 shares over a five year period. Messrs. Robert Erikson and George Erikson, being the only current directors having received options in 1986, will each receive options for a total amount of 6,000 shares over a four year period, to the extent each is serving as a director on the date of grant.

       On December 16, 1994, options on a total of 6,000 shares of Common Stock were granted to directors of the Company (options on 1,500 shares to each of four directors) at a per share option price of $5.125. Options on a total of 4,500 shares available under this plan were exercised by directors of the Company during fiscal year 1995.

  Insituform East, Incorporated Plans

  Insituform East Employee Advantage Plan

       During fiscal year 1995, as executive officers of Insituform East, Messrs. Robert Erikson, George Erikson and Robert Hartman participated in the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"). The IEI Advantage Plan is a noncontributory profit sharing plan in which all employees not covered by a collective bargaining agreement and employed with Insituform East for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Insituform East Board of Directors which determines, at its discretion, the amount of Insituform East's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of Insituform East, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of Insituform East's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation above FICA limits. Amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% of the contribution paid vests) and are fully vested after seven years of service.

  Names and Capacities
  in Which Cash                 Contributions for  Vested Percent
  Contributions Were Made     Fiscal Year 1995 (1) as of 6/30/95

  George Wm. Erikson, Chairman       $10,118            100%
  Robert W. Erikson, President       $10,118            100%
  Robert F. Hartman, Vice
    President - Administration
    & Secretary                      $ 4,586             40%
  Executive Officers of
    Insituform East as a Group,
    (6 persons, including those
    named above)                     $44,375             N/A

  (1)  Total contributions to employees of $212,646 include
  Insituform East's contribution of $183,489 and reallocated amounts totaling $29,157 forfeited by former participants who terminated employment with Insituform East during fiscal year
  1995.

       The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. During the fiscal year ended June 30, 1995, Insituform East contributed an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts.

  Names and Capacities
  in Which Cash                 Contributions for  Vested Percent
  Contributions Were Made       Fiscal Year 1995   as of 6/30/95

  George Wm. Erikson, Chairman       $1,915             100%
  Robert W. Erikson, President         $0               100%
  Robert F. Hartman, Vice
    President - Administration
    & Secretary                      $1,168             100%
  Executive Officers of
    Insituform East as a Group,
    (6 persons, including those
    named above)                     $6,623             N/A

  Insituform East 1985 Employee Stock Option Plan

       Insituform East adopted, with stockholder approval at the 1985 Annual Meeting of Stockholders, the Insituform East, Incorporated 1985 Employee Stock Option Plan (the "IEI Employee Plan"). The purpose of the plan is to advance the growth and development of Insituform East by affording an opportunity to employees of Insituform East to purchase shares of Insituform East's Common Stock and to provide incentives for them to put forth maximum efforts for the success of Insituform East's business. Any employee of Insituform East who is employed on a full-time basis is eligible for participation. The IEI Employee Plan is administered by Insituform East's Stock Option Committee.

       During fiscal year 1995, no options were granted to executive officers of Insituform East. All options granted under this plan in past years expired prior to fiscal year 1995.

  Insituform East 1994 Board of Directors' Stock Option Plan

       Insituform East adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of Directors' Stock Option Plan (the "IEI 1994 Directors' Plan"). The purpose of this plan is to promote the growth and general prosperity of Insituform East by permitting Insituform East, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of Insituform East's Board of Directors with an additional incentive for such persons to contribute to the success of Insituform East. The IEI 1994 Directors' Plan is administered and options are granted by the Insituform East Board of Directors. During fiscal year 1995, as directors of Insituform East, Messrs. Robert Erikson and George Erikson participated in this plan.

       Each grant of options under the IEI 1994 Directors' Plan will entitle each Insituform East director to whom such options are granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Options are granted under the IEI Directors' Plan each year for five years to each member of the Board of Directors of Insituform East serving as such on the date of grant, i.e., for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of Insituform East) over a five year period.

       On December 9, 1994, options on a total of 105,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of seven directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $2.625. No options available under this plan were exercised by directors of Insituform East during fiscal year 1995. Under the terms of this plan, up to 525,000 shares of Insituform East's Common Stock have been reserved for the directors of Insituform East.

  Insituform East 1989 Board of Directors' Stock Option Plan

       Insituform East adopted, with stockholder approval at the 1989 Annual Meeting of Stockholders, the Insituform East, Incorporated 1989 Board of Directors Stock Option Plan (the "IEI 1989 Directors' Plan"). The purpose of this plan was the same as the IEI 1994 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 1, 1989 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1990, 1991, 1992 and 1993. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. No options available under the plan were exercised by directors of Insituform East during fiscal year 1995. Under the terms of this plan, up to 240,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East.

  Capitol Copy Products, Inc. Plans

  Capitol Copy Profit Sharing Plan

       During fiscal year 1995, as executive officers of Capitol Copy, Messrs. Robert Erikson, George Erikson and Armen Manoogian participated in the Capitol Copy Products, Inc. Profit Sharing Plan (the "CCP Profit Sharing Plan"). All full time employees who have been with Capitol Copy for at least one year are eligible to participate in this noncontributory plan. Contributions are made each year in an amount determined by Capitol Copy's Board of Directors. Each participating employee is allocated a portion of the contribution based on the amount of that employee's compensation relative to the total compensation paid to all participating employees. Amounts allocated under the CCP Profit Sharing Plan begin to vest after two years of service (at which time 20% of the contribution paid vests) and are fully vested after six years of service.

  Names and Capacities
  in Which Cash              Contributions for  Vested Percent
  Contributions Were Made     Fiscal Year 1995   as of 6/30/95

  George Wm. Erikson, Chairman       $1,549          100%
  Robert W. Erikson, Vice Chairman   $1,549          100%
  Armen A. Manoogian, President      $6,129          100%
  Executive Officers of
    Capitol Copy as a Group,
    (6 persons, including those
    named above)                     $14,390          N/A

  Capitol Copy 1987 Incentive Stock Option Plan

       Capitol Copy adopted, with stockholder approval on October 1, 1987, the Capitol Copy Products, Inc. 1987 Incentive Stock Option Plan (the "CCP Incentive Plan"). The purpose of this plan is to advance the interests of Capitol Copy by providing key employees with additional incentive for them to promote the success of Capitol Copy, to increase their proprietary interest in Capitol Copy and to remain in its employ. The term "key employee" means those employees (including officers and directors who are also employees, but not including Messrs. George Erikson and Robert Erikson) who, in the judgment of the Capitol Copy Board of Directors, are important to the future of Capitol Copy. The CCP Incentive Plan is administered and options are granted by the Capitol Copy Board of Directors.

       Each grant of options under the CCP Incentive Plan will entitle the Capitol Copy key employee to whom such options are granted the right to purchase a designated number of shares of Class B Stock at a designated price for a designated option period. No part of any grant of options may be exercised until the optionee has remained in the employ of Capitol Copy for a period of time as specified by the Board of Directors in the option agreement.

       No options were granted under this plan to executive officers of Capitol Copy during fiscal year 1994. All options granted under this plan in past years were exercised prior to fiscal year 1995.

  OPTION/SAR GRANTS

       No option or Stock Appreciation Right grants were made to any of the named executive officers during fiscal year 1995 under the CERBCO Employee Plan, the IEI Employee Plan, the IEI 1989 Directors' Plan or the CCP Incentive Plan. The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 1995, under the CERBCO Directors' Plan and the IEI 1994 Directors' Plan:


  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                      Potential Realized
                                                                           Value at
                                                                        Assumed Annual
                                                                           Rates of
                                                                         Stock Price
                                                                         Appreciation
                                Individual Grants                       for Option Term
                        -------------------------------------------   ------------------
                                    % of Total
                                   Options/SARs
                                    Granted to
                        Option/     Employees   Exercise
                          SARs      in Fiscal   or Base    Expiration
  Name                 Granted(#)      Year     ($/Share)      Date      5% ($)    10%($)
  --------------------------------------------------------------------------------------
  Robert W. Erikson
    CERBCO Directors'
      Plan                1,500         25%       $5.125     12/16/97    $1,212    $2,544
    IEI 1994
      Directors' Plan    15,000         14%       $2.625      12/9/99   $10,875   $24,045

  George Wm. Erikson
    CERBCO Directors'
      Plan                1,500         25%       $5.125     12/16/97    $1,212    $2,544
    IEI 1994
      Directors' Plan    15,000         14%       $2.625      12/9/99   $10,875   $24,045



  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR
  VALUE

       No option or Stock Appreciation Right grants made under the CERBCO Employee Plan, or the IEI 1989 or 1994 Directors' Plans to any of the named executive officers were exercised during fiscal year 1995. During fiscal year 1995, Mr. George Erikson exercised an option to purchase 1,500 shares of CERBCO Common Stock granted under the CERBCO Directors' Plan. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 1995:


  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                                                                            Value of
                                         Number of Unexercised    Unexercised in the Money
                                        Options/SARs at FY-End(#) Options/SARs at FY-End($)
                Shares                  ------------------------- -------------------------
               Acquired on    Value
  Name         Exercise(#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable

  Robert W.
   Erikson
    CERBCO
      Employee
      Plan        0        $0      5,168         0           $0        $0
    CERBCO
      Directors'
      Plan        0        $0      4,500         0       $5,250        $0
    IEI 1994
      Directors'
      Plan        0        $0     15,000         0      $26,250        $0
    IEI 1989
      Directors'
      Plan        0        $0     60,000         0      $29,063        $0

  George Wm.
   Erikson
    CERBCO
      Employee
      Plan        0        $0      5,168         0           $0        $0
    CERBCO
      Directors'
      Plan    1,500    $3,563      4,500         0       $5,250        $0
    IEI 1994
      Directors'
      Plan        0        $0     15,000         0      $26,250        $0
    IEI 1989
      Directors'
      Plan        0        $0     60,000         0      $29,063        $0



  REPRICING OF OPTIONS/SARs

       Neither the Company nor its subsidiaries have adjusted or amended the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 1995.

  LONG-TERM INCENTIVE PLAN AWARDS

       Neither the Company nor its subsidiaries have a long-term incentive plan.

  DEFINED BENEFIT OR ACTUARIAL PLANS

       The Company maintains the CERBCO Supplemental Retirement Plan to provide annual retirement benefits to covered executives based on each executive's covered compensation. The following tables set forth the annual retirement benefits that would be received under the CERBCO Supplemental Retirement Plan at various compensation levels after the specified years of service:

  Pension Plan Table Where Formula Provides 50% of Compensation
  (1)
  (Final)              Years of Service (Under Plan)
  Remuneration       15        20        25        30        35

  $125,000     $ 58,594  $ 62,500  $ 62,500  $ 62,500  $ 62,500
  $150,000     $ 70,313  $ 75,000  $ 75,000  $ 75,000  $ 75,000
  $175,000     $ 82,031  $ 87,500  $ 87,500  $ 87,500  $ 87,500
  $200,000     $ 93,750  $100,000  $100,000  $100,000  $100,000
  $225,000     $105,469  $112,500  $112,500  $112,500  $112,500
  $250,000     $117,188  $125,000  $125,000  $125,000  $125,000
  $300,000     $140,625  $150,000  $150,000  $150,000  $150,000
  $350,000     $154,627  $175,000  $175,000  $175,000  $175,000
  $400,000     $154,627  $182,101  $200,000  $200,000  $200,000
  $450,000     $154,627  $182,101  $201,055  $221,961  $225,000
  $500,000     $154,627  $182,101  $201,055  $221,961  $245,085

  (1) Assumes at the time the Plan was established (i) the individual is age 50, (ii) maximum covered compensation is $250,000 and is increased 2% (compounded annually) each year of service after 1992, and (iii) retirement is effective at the beginning of the year.

  Pension Plan Table Where Formula Provides 25% of Compensation
  (2)
  (Final)              Years of Service (Under Plan)
  Remuneration       15        20        25        30        35

  $50,000       $ 8,929   $11,905   $12,500   $12,500   $12,500
  $75,000       $13,393   $17,858   $18,750   $18,750   $18,750
  $100,000      $17,858   $23,810   $25,000   $25,000   $25,000
  $200,000      $21,206   $31,218   $36,190   $39,957   $44,115
  $300,000      $21,206   $31,218   $36,190   $39,957   $44,115
  $400,000      $21,206   $31,218   $36,190   $39,957   $44,115
  $500,000      $21,206   $31,218   $36,190   $39,957   $44,115

  (2) Assumes at the time the Plan was established (i) the individual is age 45, (ii) maximum covered compensation is $90,000 and is increased 2% (compounded annually) each year of service after 1992, and (iii) retirement is effective at the beginning of the year.

       Each executive's covered compensation under the CERBCO Supplemental Retirement Plan is equal to his final base salary. The maximum covered compensation for Messrs. Robert Erikson and George Erikson is limited to $250,000 annually ($20,834 per month), increased 2% annually beginning in 1993. The maximum covered compensation for Mr. Robert Hartman is limited to $90,000 annually ($7,500 per month), increased 2% annually beginning in 1993.

       The following table sets forth information concerning vested annual benefits as of June 30, 1995 for the executives listed in the Summary Compensation Table covered by the CERBCO
  Supplemental Retirement Plan:

                        Years of     Current
                        Credited      Annual                 Vested
              Years of   Service      Covered      Vested    Annual
  Name        Service  Under Plan  Compensation  Percentage  Benefit

  Robert W.
   Erikson        22        3         $260,100    16.67%   $21,675
  George Wm.
   Erikson        19        3         $260,100    20.00%   $26,010
  Robert F.
   Hartman        14        3         $ 93,068    15.00%   $ 3,490


       See "Compensation Pursuant to Plans, CERBCO, Inc. Plans, Supplemental Executive Retirement Plan" as to the basis upon which benefits under the Plan are computed. Each covered executive's benefit under the Plan is payable in equal monthly amounts for the remainder of the covered executive's life beginning as of any date on or after his 62nd birthday (at the covered executive's election) but not before his termination of service. In the event of a covered executive's death, his beneficiary shall be entitled to receive monthly benefits equal to the covered executive's accrued monthly benefit, for up to a maximum of 180 months. Payments under the CERBCO Supplemental Retirement Plan are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
  CHANGE-IN-CONTROL ARRANGEMENTS

       There are no employment contracts between the Company or its subsidiaries and any named executive officer. There are no arrangements between the Company or its subsidiaries and any named executive officer, or payments made to an executive officer, that resulted, or will result, from the resignation, retirement or other termination of employment with the Company or its subsidiaries, in an amount that exceeds $100,000.

  COMPENSATION OF DIRECTORS

       Each non-officer director of the Company is paid an annual fee of $3,000 and an attendance fee of $500 for Board of Directors meetings where he attends in person. The attendance fee is $100 if he participates by telephone. Directors who are also officers of the Company do not receive separate fees for service as directors, but are eligible with all other directors to participate in the CERBCO Directors' Stock Option Plan, as described under the section entitled, "Compensation Pursuant to Plans." All directors of the Company are reimbursed for Company travel-related expenses.


  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Company's Board of Directors does not have a compensation committee; the Board of Directors as a whole serves in that equivalent capacity. Messrs. George Erikson and Robert Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and President & Treasurer, respectively, participate in, and during fiscal 1995 participated in, deliberations of the Board of Directors concerning executive officer compensation.

       Messrs. George Erikson and Robert Erikson are both members of the Board of Directors and executive officers of Insituform East and Capitol Copy. In their capacities as directors of these subsidiary companies, they participate in, and during fiscal 1995 participated in, deliberations of the respective subsidiaries' Boards of Directors concerning executive officer compensation.

       Mr. Robert Erikson serves, and served during fiscal 1995, as a member of the Compensation Committee of the Board of Directors of Palmer National Bancorp, Inc. and The Palmer National Bank. Mr. Webb C. Hayes, IV, a director of the Company and a director of Insituform East and Capitol Copy who participates in, and during fiscal 1995 participated in, deliberations of the CERBCO Board of Directors and the Boards of Directors of its subsidiaries concerning executive officer compensation for CERBCO and its subsidiaries, respectively, is Chairman of the Board and an executive officer of Palmer National Bancorp, Inc. and The Palmer National Bank.

  Item 12.  Security Ownership of Certain Beneficial Owners and
  Management
  -------------------------------------------------------------

  (a)  Security Ownership of Certain Beneficial Owners

       The following table reflects, as of September 13, 1995, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:

                                      Amount and
                                       Nature of
  Name & Address of    Title of       Beneficial         Percent
  Beneficial Owner     Class           Ownership         of Class

  Robert W. Erikson    Common Stock     56,200(1)         4.9%
  3421 Pennsy Drive    Class B
  Landover, MD           Common Stock  131,750(2)(4)     42.4%

  George Wm. Erikson   Common Stock     55,102(3)         4.8%
  3421 Pennsy Drive    Class B
  Landover, MD           Common Stock  115,814(3)(4)     37.2%

  Koonce Securities,
    Inc.               Common Stock    229,930(5)        20.0%
  6550 Rock Spring Dr
  Bethesda, MD

  Kennedy Capital      Common Stock    108,300(6)         9.4%
    Management, Inc.
  425 N. New Ballas Rd
  St. Louis, MO

  (1) Record and beneficial ownership, sole voting and sole investment power. Does not include 10,125 shares owned by Mr.
  Erikson's spouse, the beneficial ownership of which Mr. Erikson disclaims.
  (2) Record and beneficial ownership, sole voting and sole investment power. Does not include 125 shares owned by Mr.
  Erikson's spouse, the beneficial ownership of which Mr. Erikson disclaims.
  (3) Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
  (4)  See Part I, Item 3, "Legal Proceedings."
  (5) Beneficial ownership, sole voting and sole investment power.
  (6) Beneficial ownership, shared voting and shared investment power.

  (b)  Security Ownership of Management

       The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of
  September 13, 1995, and with respect to all directors and officers of CERBCO as a group:

                                    Amount & Nature of
                                   Beneficial Ownership
  Name of Beneficial   Title          Owned   Exercisable Percent
  Owner                of Class      Outright    Options  of Class

  Robert W. Erikson    Common Stock  56,200      9,668    5.7%
                       Class B          (1)
                         Common     131,750          0   42.4%
                         Stock       (2)(4)

  George Wm. Erikson   Common Stock  55,102      9,668    5.6%
                       Class B          (3)
                         Common     115,814          0   37.2%
                         Stock       (3)(4)

  Webb C. Hayes, IV    Common Stock   1,500      4,500    0.5%

  Paul C.
   Kincheloe, Jr.      Common Stock   1,500      4,500    0.5%

  All Directors and
    Officers as a      Common Stock 114,302     28,336   12.1%
    Group (6 persons
    including          Class B
    those named          Common     247,564          0   79.6%
    above)               Stock       (5)(6)

  (1) Record and beneficial ownership, sole voting and sole investment power. Does not include 10,125 shares owned by Mr.
  Erikson's spouse, the beneficial ownership of which Mr. Erikson disclaims.
  (2) Record and beneficial ownership, sole voting and sole investment power. Does not include 125 shares owned by Mr.
  Erikson's spouse, the beneficial ownership of which Mr. Erikson disclaims.
  (3) Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
  (4)  See Part I, Item 3, "Legal Proceedings."
  (5) Mr. George Erikson also is the beneficial owner of 16,500 shares of Common Stock (less than 1% of such class) of Insituform East, Incorporated, a subsidiary of the Company. In addition, Messrs. George Erikson and Robert Erikson each are the beneficial owners of exercisable options on 75,000 shares of the Common Stock (approximately 1.8% of such class) of Insituform
  East, Incorporated, pursuant to the Insituform East 1989 and
  1994 Board of Directors' Stock Option Plans.
  (6)  Mr. Armen Manoogian, President and Director of Capitol Copy
  Products, Inc. ("CCP"), a subsidiary of the Company, is the beneficial owner of 400 shares (33 1/3%) of the Class B Stock of CCP.

       The following information is furnished with respect to all directors of Insituform East who were the beneficial owners of any shares of Insituform East's Common Stock and Class B Common
  Stock as of September 13, 1995, and with respect to all directors and officers of Insituform East as a group:

                                             Amount & Nature
                                              of Beneficial
                                                Ownership
  Name of                              Owned  Exercisable Percent
  Beneficial Owner     Title of Class Outright   Options   of Class

  Thomas J. Schaefer   Common Stock     27,500    75,000     2.5%
  George Wm. Erikson   Common Stock     16,500    75,000     2.2%
  Robert W. Erikson    Common Stock          0    75,000     1.8%
  Jack Massar          Common Stock          0    75,000     1.8%
  Webb C. Hayes, IV    Common Stock          0    15,000     0.4%
  Paul C.
   Kincheloe, Jr.      Common Stock          0    15,000     0.4%
  Calvin G. Franklin   Common Stock          0    15,000     0.4%

  All Directors and
    Officers as
    a Group            Common Stock     44,500   345,000     8.8%
    (11 persons
    including          Class B Common
    those named          Stock               0         0        0
    above)

       The following information is furnished with respect to all directors of Capitol Copy who were the beneficial owners of any shares of Capitol Copy's Class B Stock as of September 13, 1995, and with respect to all directors and officers of Capitol Copy as a group:

                                           Amount & Nature of
                                          Beneficial Ownership
  Name of                              Owned  Exercisable Percent
  Beneficial Owner     Title of Class Outright   Options   of Class

  Armen A. Manoogian   Class B Stock    400         0    33 1/3%
  George Wm. Erikson   Class B Stock      0         0          0
  Robert W. Erikson    Class B Stock      0         0          0
  Webb C. Hayes, IV    Class B Stock      0         0          0
  Paul C.
   Kincheloe, Jr.      Class B Stock      0         0          0
  Anthony J. Zelano    Class B Stock      0         0          0

  All Directors and
    Officers           Class B Stock    400         0    33 1/3%
    as a Group
    (9 persons
    including those
    named above)

  (c)  Changes in Control

       There were no changes in control of the Company during the year ended June 30, 1995. However, in March 1990 George Wm. Erikson and Robert W. Erikson, the controlling stockholders of the Company, executed a letter of intent and subsequently executed four amendments thereto (collectively referred to herein as the "Letter of Intent") with Insituform Technologies, Inc. ("ITI") (formerly Insituform of North American, Inc. or "INA") to effect a sale of their controlling interest in the Company to ITI for $6,000,000 (the "Proposed Transaction"). The Proposed Transaction, had it been consummated, would have had the effect of making ITI the controlling stockholder of the Company and, indirectly, of each of the Company's three direct subsidiaries at the time, Insituform East, Capitol Copy and CERBERONICS. On September 19, 1990, however, the Company issued a press release announcing that the Eriksons had informed the Company that the Letter of Intent had expired without consummation of any transaction, that it would not be further extended, that negotiations had ceased and that the Eriksons had no further intention at the time of pursuing the proposed sale of their controlling interest in the Company to ITI.

       A lawsuit challenging the proposed, but unconsummated transaction brought by two of the Company's stockholders is described in Part I, Item 3, "Legal Proceedings."

  Item 13.  Certain Relationships and Related Transactions
  --------------------------------------------------------

  (a)  Transactions with Management and Others

       See Item 13.(c) below.

  (b)  Certain Business Relationships

       Not applicable.

  (c)  Indebtedness of Management

       Pursuant to authorizations by the Board of Directors on the dates indicated below, the Company has made certain advancements to Mr. George Erikson, Director, Chairman & General Counsel, and certain advancements to Mr. Robert Erikson, Director, President & Treasurer (together the "Eriksons") for their respective legal fees and expenses which each has incurred, and may incur in the future, for personal legal representation in connection with the stockholder lawsuit filed in August 1990 challenging a proposed but unconsummated transaction between each of the Eriksons and Insituform Technologies, Inc. (see Part I, Item 3, "Legal Proceedings").

        Board Authorizations for      Board Authorizations for
              Advancements                  Advancements
        to Mr. George Wm. Erikson      to Mr. Robert W. Erikson

                          Amount                         Amount
           Date        Authorized           Date      Authorized

       April 12, 1991    $12,500      April 12, 1991    $12,500
    December 19, 1991     12,500   December 19, 1991     12,500
       March 17, 1992     12,500      March 17, 1992     12,500
   September 15, 1992     25,000  September 15, 1992     25,000
    December 18, 1992     50,000   December 18, 1992     50,000
       March 16, 1993     50,000      March 16, 1993     50,000
    December 17, 1993     12,500   December 17, 1993     12,500
         June 7, 1994     50,000        June 7, 1994     50,000
   September 13, 1994     75,000  September 13, 1994     75,000
    December 16, 1994    100,000   December 16, 1994    100,000
        March 7, 1995     75,000       March 7, 1995     75,000
   September 12, 1995     25,000  September 12, 1995     25,000
                        --------                       --------
                        $500,000                        $500,000
                        --------                       --------
                        --------                       --------

       As of September 26, 1995, pursuant to such Board authorizations, the Company has advanced and expensed in total
  $472,541 to Mr. George Erikson and has advanced and expensed in total $472,541 to Mr. Robert Erikson.

       While a decision has been rendered in favor of the Eriksons in the above-referenced lawsuit, it is currently on appeal. Pending a final outcome thereof, the Board of Directors has deferred consideration or ultimate determination of entitlement of Mr. George Erikson and/or Mr. Robert Erikson to indemnification by the Company for such legal fees and expenses. If it is ultimately determined by the Board of Directors or otherwise in accordance with Section 145 of Delaware Corporation Law that Mr. George Erikson and/or Mr. Robert Erikson are not entitled to indemnification for any such legal fees and expenses under Section 145 of Delaware Corporation Law, such advances shall be reimbursed by Mr. George Erikson and/or Mr. Robert Erikson to the Company pursuant to an agreement with the Company executed by each of the Eriksons and delivered to the Board of Directors.

  (d)  Transactions with Promoters

       Not applicable.


  PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on
  Form 8-K

  (a)  (1)  Financial Statements

  The following consolidated financial statements of CERBCO, Inc.
  and subsidiaries are included in PART II, Item 8:

  Independent Auditors' Report on Consolidated Financial
  Statements

  Consolidated Statements of Operations for the Years Ended June
  30, 1995, 1994 and 1993

  Consolidated Balance Sheets as of June 30, 1995 and 1994

  Consolidated Statements of Stockholders' Equity for the Years
  Ended June 30, 1995, 1994 and 1993

  Consolidated Statements of Cash Flows for the Years Ended June
  30, 1995, 1994 and 1993

  Notes to Consolidated Financial Statements

       (2)  Financial Statement Schedules

       Schedules have been omitted for the reason that they are not required, or are not applicable, or that the required information is given in the financial statements and notes thereto.

       (3)  Exhibits

  27.  Financial Data Schedule

  99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1995; Balance Sheet
  Information and Consolidating Elimination Entries as of June 30, 1995, and Related Independent Auditors' Report

  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1995.


  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on September 26, 1995.


       /s/  ROBERT W. ERIKSON
       Robert W. Erikson
       President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


  Signature & Title           Capacity            Date

  /s/  ROBERT W. ERIKSON
  Robert W. Erikson           Director,           Sept. 26, 1995
  President                   Principal Executive
                                Officer,
                              Principal Financial
                                Officer

  /s/  GEORGE Wm. ERIKSON
  George Wm. Erikson          Director,           Sept. 26, 1995
  Chairman & General Counsel  Principal Executive
                                Officer

  /s/  ROBERT F. HARTMAN
  Robert F. Hartman           Principal           Sept. 26, 1995
  Vice President, Secretary     Accounting
    & Controller                Officer

  /s/  WEBB C. HAYES, IV
  Webb C. Hayes, IV           Director            Sept. 26, 1995

  /s/  PAUL C. KINCHELOE, JR.
  Paul C. Kincheloe, Jr.      Director            Sept. 26, 1995


  Exhibit 27.  CERBCO, Inc. Financial Data Schedule

  Exhibit 99. CERBCO, Inc. Consolidating Schedules - Statement of Earnings Information for the Year Ended June 30, 1995; Balance
  Sheet Information and Consolidating Elimination Entries as of
  June 30, 1995, and Related Independent Auditors' Report.

  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Stockholders of CERBCO, Inc.

  We have audited the consolidated financial statements of CERBCO, Inc. and subsidiaries for each of the three years in the period ended June 30, 1995, and our report thereon appears in Item 8 of this Report on Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating schedules for the year ended June 30, 1995 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position and results of operations of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

  /S/  Deloitte & Touche LLP
  Deloitte & Touche LLP

  September 15, 1995
  Washington, D.C.