Form 10-Q
period 1995-09-30
CERBCO INC
filed 1995-11-14
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549





FORM 10-Q





[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1995



OR



[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

                                    ---------------    ------------

     Commission file number:  0-16749



CERBCO, Inc.

(Exact name of registrant as specified in its charter)



                Delaware                   54-1448835

     (State or other jurisdiction of    (I.R.S. Employer

     incorporation or organization)   Identification No.)



    3421 Pennsy Drive, Landover, Maryland       20785

   (Address of principal executive offices)   (Zip Code)

Registrant's telephone and fax numbers, including area code:

          301-773-1784 (tel)

          301-322-3041 (fax)

          301-773-4560 (24-hour public information FaxVault System)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



          Yes    X                      No

               -----                       -----





As of October 30, 1995, the following number of shares of each of the issuer's classes of common stock were outstanding:

               Common Stock              1,151,001

               Class B Common Stock        310,955

                 Total                   1,461,956

                   PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements












                            CERBCO, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                            (unaudited)



                                        For the three months ended

                                                 Sept. 30

                                          1995           1994



Sales


  Sales of products                    $ 8,535,794     $6,760,163

  Sales of services and supplies         2,482,213      2,098,495

                                       -----------     ----------

                         TOTAL SALES    11,018,007      8,858,658

                                       -----------     ----------

Costs and Expenses:

  Cost of products sold                  5,897,992      4,829,357

  Cost of services and supplies          1,240,666      1,000,142

  Selling, general and administrative

    expenses                             2,107,357      1,815,831

                                       -----------     ----------

    Total Costs and Expenses             9,246,015      7,645,330

                                       -----------     ----------

Operating Profit                         1,771,992      1,213,328

Investment Income                           70,593         43,731

Equity in Earnings of Unconsolidated

  Affiliate                                185,951        173,645

Interest Expense                            (4,425)       (12,155)

Other Income - net                          74,682         15,880

Earnings Before Incomes Taxes and      -----------     ----------

  Non-Owned Interests                    2,098,793      1,434,429

Provision for Income Taxes                 835,000        649,000

                                       -----------     ----------

Earnings Before Non-Owned Interests      1,263,793        785,429

Non-Owned Interests in Earnings of

  Consolidated Subsidiaries                672,976        444,768

                                       -----------     ----------

                         NET EARNINGS  $   590,817     $  340,661

                                       ===========     ==========



Net Earnings per Share of Common Stock       $0.40          $0.23

                                             =====          =====





See notes to condensed consolidated financial statements.



                            CERBCO, Inc.

               CONDENSED CONSOLIDATED BALANCE SHEETS

                            (unaudited)



                                                 As of

                                    Sept. 30, 1995  June 30, 1995

ASSETS



Current Assets:


  Cash and cash equivalents           $  4,763,354   $  5,197,549

  Temporary investments                    981,917      1,760,950

  Accounts receivable                    8,473,655      6,386,343

  Inventories                            3,021,714      2,832,003

  Prepaid and refundable taxes              63,782         53,568

  Deferred income taxes                     82,000         82,000

  Prepaid expenses and other               526,875        325,013

                                       -----------    -----------

    Total Current Assets                17,913,297     16,637,426

                                       -----------    -----------

Property, Plant and Equipment -

  at cost

  Less accumulated depreciation of

    $9,339,301 at September 30, 1995

    and $9,094,562 at June 30, 1995      9,498,844      9,556,139

                                       -----------    -----------

Other Assets:

  Excess of acquisition cost over

    value of net assets acquired -

    net of accumulated amortization of

    $1,495,747 at September 30, 1995

    and $1,455,921 at June 30, 1995      4,848,142      4,887,968

  Investment in unconsolidated

    affiliate                            1,667,677      1,481,726

  Deferred income taxes                     27,000         27,000

  Deposits and other                       400,522        389,821

                                       -----------    -----------

    Total Other Assets                   6,943,341      6,786,515

                                       -----------    -----------

      Total Assets                     $34,355,482    $32,980,080

                                       ===========    ===========



See notes to condensed consolidated financial statements.



                            CERBCO, Inc.



               CONDENSED CONSOLIDATED BALANCE SHEETS

                            (unaudited)



                                                  As of

                                    Sept. 30, 1995  June 30, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:


  Accounts payable and accrued

    liabilities                         $4,160,665     $3,952,543

  Deferred revenue                         451,840        479,858

  Current portion of long-term debt         19,879         19,015

  Current portion of capital lease

    obligations                             29,454         34,156

                                       -----------    -----------

    Total Current Liabilities            4,661,838      4,485,572

                                       -----------    -----------

Long-Term Liabilities:

  Long-term debt (less current

    portion shown above)                         0          5,104

  Capital lease obligations (less

    current portion shown above)            33,483         37,129

  Deferred income taxes                    911,000        985,000

  Other long-term liabilities              117,765         99,672

                                       -----------    -----------

    Total Long-term Liabilities          1,062,248      1,126,905

                                       -----------    -----------

      Total Liabilities                  5,724,086      5,612,477

                                       -----------    -----------

Commitments and Contingencies



Non-Owned Interests in Consolidated

  Subsidiaries                          13,040,320     12,367,344

                                       -----------    -----------

Stockholders' Equity:

  Common stock, $.10 par value

  Authorized:  3,500,000 shares

  Issued and outstanding:

    1,150,989 shares                       115,099        115,099

  Class B Common stock (convertible),

    $.10 par value

  Authorized:  700,000 shares

  Issued and outstanding:

    310,967 shares                          31,096         31,096

  Additional paid-in capital             7,413,054      7,413,054

  Retained earnings                      8,031,827      7,441,010

                                       -----------    -----------

    Total Stockholders' Equity          15,591,076     15,000,259

      Total Liabilities and            -----------    -----------

        Stockholders' Equity           $34,355,482    $32,980,080

                                       ===========    ===========



See notes to condensed consolidated financial statements.



                            CERBCO, Inc.



          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited)



                                            For the three months

                                               ended Sept. 30

                                              1995           1994

Cash Flows from Operating Activities:


  Net earnings                         $   590,817    $   340,661

  Adjustments to reconcile net

    earnings to net cash provided by

    (used in) operations:

    Depreciation and amortization          373,212        327,573

    Equity in earnings of

      unconsolidated affiliate            (185,951)      (173,645)

    Amounts attributable to non-owned

      interests                            672,976        444,768

    Deferred income taxes                  (74,000)       (10,000)

    (Increase) decrease in other assets    (14,701)         3,908

    Increase in long-term liabilities       18,093         15,870

    Changes in operating assets and

      liabilities:

      (Increase) decrease in accounts

        receivable                      (2,087,312)       408,584

      (Increase) decrease in

        inventories                       (189,711)      (553,095)

      (Increase) decrease in prepaid

        expenses and other current assets (212,076)      (215,609)

      Increase (decrease) in accounts

        payable and accrued expenses       (27,719)        43,231

      Increase (decrease) in income

        taxes payable                      413,484        578,900

      Increase (decrease) in deferred

        revenue                            (28,018)       (12,257)

  Net Cash Provided by (Used in)        ----------     ----------

    Operating Activities                  (750,906)     1,198,889

                                        ----------     ----------

Cash Flows from Investing Activities:

  Capital expenditures                    (272,091)      (181,312)

  Redemption (purchase) of temporary

    investments - net                      779,033       (684,761)

  Net Cash Provided by (Used in)        ----------     ----------

    Investing Activities                   506,942       (866,073)

                                        ----------     ----------

Cash Flows from Financing Activities:

  Proceeds from revolving lines of

    credit and long-term borrowings              0      1,010,000

  Principal payments on revolving

    lines of credit, capital lease

    obligations and long-term borrowings   (12,588)    (1,512,683)

  Dividends paid                          (177,643)      (148,036)

                                        ----------     ----------

  Net Cash Used in Financing Activities   (190,231)      (650,719)

                                        ----------     ----------

Net Increase (Decrease) in Cash and

  Cash Equivalents                        (434,195)      (317,903)

Cash and Cash Equivalents at

  Beginning of Period                    5,197,549      2,215,624

Cash and Cash Equivalents at            ----------     ----------

  End of Period                         $4,763,354     $1,897,721

                                        ==========     ==========

Supplemental disclosure of cash

  flow information:

  Interest paid                         $    4,425     $   11,355

                                        ==========     ==========

  Income taxes paid                     $  514,377     $  427,674

                                        ==========     ==========



See notes to condensed consolidated financial statements.


                            CERBCO, Inc.



        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (unaudited)



1.   Financial Information



     The accompanying condensed consolidated financial statements include the accounts of CERBCO, Inc. ( CERBCO ); its majority-owned subsidiary, Capitol Copy Products, Inc. ( Capitol Copy ); and its

majority-controlled subsidiary, Insituform East, Incorporated

( Insituform East ).  The condensed consolidated Balance Sheet as of September 30, 1995, the condensed consolidated Statements of

Earnings for the three months ended September 30, 1995 and 1994,

and the condensed consolidated Statements of Cash Flows for the three months ended September 30, 1995 and 1994 have been prepared by the Company without audit.  The condensed consolidated Balance

Sheet as of June 30, 1995 (unaudited) has been derived from the

Company s June 30, 1995 audited financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30,

1995 and for all periods presented have been made.



     These statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows,

in conformity with generally accepted accounting principles.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-K for the fiscal year ended June 30, 1995.  Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.



2.   Earnings Per Share



     Earnings per share data have been computed based upon the

weighted average number of common shares outstanding and common share equivalents outstanding (when dilutive) during each period.

The following numbers of shares have been used in the computations:





                       For the three months ended Sept. 30

                                1995         1994



                             1,461,956    1,457,456

                             =========    =========



3.   Accounts Receivable




     Accounts receivable consist of:


                                    Sept. 30, 1995  June 30, 1995




Due from municipal and commercial

  customers                             $8,141,341     $6,195,486

Miscellaneous                              387,314        245,857

                                        ----------     ----------

                                         8,528,655      6,441,343

Less: Allowance for doubtful accounts      (55,000)       (55,000)

                                        ----------     ----------

                                        $8,473,655     $6,386,343

                                        ==========     ==========




4.   Inventories




     Inventories consist of:

                                    Sept. 30, 1995  June 30, 1995




Pipeline rehabilitation materials       $1,075,039     $1,111,202

Copier and facsimile equipment           1,439,262      1,274,977

Copier and facsimile supplies              231,158        172,908

Copier and facsimile parts                 276,255        272,916

                                        ----------     ----------

                                        $3,021,714     $2,832,003

                                        ==========     ==========




5.   Equity in Insituform East



     At September 30, 1995, CERBCO beneficially held 1,100,000

shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.1% of the Common Stock, 99.5% of the Class B

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

Changes in capital structure resulting from such additional stock issues decrease CERBCO s equity ownership.  No additional shares were issued during the three months ended September 30, 1995.  If all the options outstanding at September 30, 1995 were exercised,

the resulting percentages of CERBCO s equity ownership and total voting power would be 29.7% and 55.0%, respectively.



     From time to time, Insituform East purchases shares of its common stock for treasury.  Changes in capital structure resulting from such stock purchases increase CERBCO s equity ownership.

Insituform East did not purchase any shares during the three months ended September 30, 1995.



6.   Equity in Capitol Copy



     At September 30, 1995, CERBCO beneficially held 800 shares,

and Capitol Copy s president held 400 shares, of Capitol Copy Class

B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Copy stock.



7.   Accounts Payable and Accrued Liabilities




     Accounts payable and accrued liabilities consist of:



                                    Sept. 30, 1995  June 30, 1995




Accounts payable                        $1,619,479     $1,366,338

Accrued compensation and

  related expenses                       1,604,736      1,885,596

Dividends payable                                0        177,643

Income taxes payable                       936,450        522,966

                                        ----------     ----------

                                        $4,160,665     $3,952,543

                                        ==========     ==========




8.   Contingencies



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



     Plaintiffs filed a Notice of Appeal with the Delaware Supreme

Court on August 30, 1995 and filed their opening appellant brief with such court on October 13, 1995.  Defendants' brief was filed on November 13, 1995.  Plaintiffs' reply is due on November 28,

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



     Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay in the proceedings was granted until after the Delaware trial.  After the Court of Chancery's August 9, 1995 opinion was rendered, the parties to the Superior Court action filed status reports.  On November 13, 1995, plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal to the Delaware Supreme Court.  The Superior Court will set a date for status reports some time in the future.



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

("ITI").



     The Partnership Agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach,

seek dissolution of the partnership, replace Management Committee appointees of the defaulting partner, or exercise any combination of these rights and other remedies.  Insituform East has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc.

and intends to seek one or more of the foregoing remedies,

including replacement of a Management Committee appointee of E-

Midsouth, Inc.



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

NuPipe license agreements and its rights under the MIDSOUTH

Partners' Partnership Agreement.  Concurrently, representatives of

ITI and IMA were engaged in discussions and negotiations regarding a potential merger of these two companies.



     On May 24, 1995, ITI and IMA jointly announced that they had entered into a definitive agreement providing for the combination of ITI and IMA which, when completed on October 25, 1995, resulted in IMA becoming a wholly-owned subsidiary of ITI.  The ITI

acquisition of IMA, which resulted in a second change in the control of Enviroq and E-Midsouth, Inc., was made without the prior written consent of one of the Partnership's partners, the special purpose subsidiary of Insituform East.



     Insituform East intends to seek to amend its demand for

arbitration alleging, among other things, a breach of the

Partnership Agreement by ITI's special purpose subsidiary,

Insituform California, Inc. ("ICI") in connection with ICI's wrongfully seeking to deny Insituform East's special purpose subsidiary the rights and remedies to which it is entitled as a non-defaulting partner under the Partnership Agreement.



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



9.   Segment Data and Reconciliation



     CERBCO s operations are classified into two principal industry segments:  pipeline rehabilitation and copier equipment products and services.  The following is a summary of pertinent industry segment information.  General corporate expenses include items which are of an overall holding company nature and are not

allocated to the segments.







(in thousands)                                For the three months

                                                 ended Sept. 30

                                                 1995         1994


Sales to Unaffiliated Customers:

  Pipeline rehabilitation                     $ 6,209       $4,895

  Copier equipment products and services        4,809        3,964

                                              -------       ------

    Total Sales                               $11,018       $8,859

                                              =======       ======

Earnings (Loss) before Income Taxes:

  Pipeline rehabilitation                     $   801       $  384

  Copier equipment products and services        1,082        1,007

  General corporate expenses                     (111)        (178)

                                              -------       ------

    Operating Profit                            1,772        1,213

  Equity in earnings (loss) of

    unconsolidated affiliate                      186          174

  Other income                                    185           99

  Other expenses                                  (44)         (52)

                                              -------       ------

    Earnings before income taxes              $ 2,099       $1,434

                                              =======       ======

Net Earnings (Loss) Contribution by Segment:

  Pipeline rehabilitation                     $   212       $  119

  Copier equipment products and services          446          383

  Corporate                                       (67)        (161)

                                              -------       ------

    Net earnings                              $   591       $  341

                                              =======       ======




Item 2.  Management s Discussion and Analysis of Financial

Condition and Results of Operations



Overview and Outlook



     The Company realized consolidated net earnings of $590,817

($.40 per share) for the first quarter of fiscal year 1996, as compared to consolidated net earnings of $340,661 ($.23 per share)

for the first quarter of fiscal year 1995.  The upsurge in

comparable period results is attributable to both increases in the earnings contributions from the Company s two operating

subsidiaries, each of which is in a separate industry segment, and a decrease in parent holding company expenses.



     Insituform East, the Company s pipeline rehabilitation

segment, experienced improved results from the combined impact of expanded production capabilities, increased sales at normal

margins, installation performance in line with cost estimates and continuing favorable operating results from MIDSOUTH Partners.

While there can be no assurances regarding future operating

performance, based on the volume and mix of Insituform East s present and expected backlog of customer orders, the favorable results experienced during the last six quarters are presently anticipated to continue through fiscal year 1996.  Insituform East is expanding its production capabilities further during fiscal year

1996 to increase its Insituform installation capacity and to extend its ability to provide complimentary products and services to its trenchless rehabilitation customers.



     Capitol Copy, the Company s copier and facsimile equipment products and services segment, continued to experience increased sales and earnings in the first quarter of fiscal year 1996,

primarily as a result of continued increases in both its copier equipment sales, and service and supply activities.  While again there can be no assurances, sales revenues and earnings results are anticipated to remain favorable, and the Company believes that the future prospects of this majority-owned subsidiary remain

excellent.  In July 1995, Capitol Copy expanded its territory to include the contiguous Baltimore metropolitan area.  The Company anticipates it will take approximately four years to adequately develop the additional territory.  During territory development,

the Company presently anticipates lower margins and increased development expenses approximately offset by increased total sales.

Accordingly, Capitol's net earnings for the current year are estimated to remain even compared to fiscal year 1995.



     CERBCO s current earnings remain impacted by legal fees and expenses related to the demands made of, and derivative litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990.

In August 1995, a Final Order and Judgment was rendered by the

Court in the Delaware derivative litigation in favor of the

defendants which has been appealed to the Delaware Supreme Court by plaintiffs.  In the first quarter of fiscal year 1996, CERBCO experienced unallocated general corporate expenses in the amount of

$110,900, of which approximately $36,700 were legal fees and expenses in connection with the derivative litigation.  From inception in 1990 through September 30, 1995, such legal fees and expenses totaled approximately $2.0 million.  In addition, in

August 1995, plaintiffs in the Delaware derivative litigation asserted a claim directly against the Company for $1,513,499 for their legal fees and expenses in the unsuccessful Delaware suit,

subsequently denied in the Court's Final Order and Judgment, but reasserted in plaintiffs' appeal.  The Company cannot, of course,

predict the outcome of pending litigation, including appeals.  Any outcome from the appeal resulting in an award to plaintiffs of their legal fees and expenses could have a material adverse effect on the earnings of the Company.  For additional information on the status of this litigation, see Part I, Item 1, "Notes to Condensed

Consolidated Financial Statements (unaudited) - Note 8.

Contingencies."



     As discussed further in Part I, Item 1, "Notes to Condensed

Consolidated Financial Statements (unaudited) - Note 8.

Contingencies," the Company filed a demand for arbitration in connection with the acquisition of control of a 42.5% interest in

MIDSOUTH Partners by Insituform Mid-America, Inc. on April 18,

1995.  The Company intends to seek to amend this demand in

connection with the subsequent acquisition of control of this 42.5%

interest in MIDSOUTH Partners by Insituform Technologies, Inc.

("ITI") on October 25, 1995 and related actions taken by Insituform

California, Inc., ITI's special purpose subsidiary.  Although the

Company cannot, at this time, predict the eventual outcome of these matters and their impact on the Company's interest in the

Partnership, any potential outcome that resulted in the loss by the

Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.



Results of Operations



First Quarter ended 9/30/95 Compared with First Quarter Ended

9/30/94



     Consolidated sales increased $2.2 million (24.4%) in the first quarter of fiscal year 1996 as compared to the first quarter of fiscal year 1995.  Insituform East s pipeline rehabilitation sales increased $1.3 million (26.8%) to $6.2 million, primarily due to expanded production capabilities and a strong workable backlog of customer orders throughout the first quarter of fiscal year 1996.

Sales of copier equipment products and services by Capitol Copy increased $0.8 million (21.3%) to $4.8 million, as equipment sales and service and supply revenues increased 24.8% and 18.3%,

respectively, primarily as a result of an expanding customer base and a richer mix of high volume, high revenue producing units.



     Consolidated operating profit increased $0.6 million (46.0%)

in the first quarter of fiscal year 1996 as compared to the first quarter of fiscal year 1995, primarily as a result of an increase in the operating profit of Insituform East.  Insituform East's operating profit increased $0.4 million (108.6%).  Insituform

East's cost of sales increased 17.5%, a smaller percentage increase than the increase in its sales and, as a result, gross profit as a percentage of sales increased from 25.5% to 31.0%.  This increase in gross profit as a percentage of sales is due primarily to the mix of work performed.  During the first quarter of fiscal year

1995, Insituform East provided additional collateral services to customers at gross profit margins lower than margins realized for

Insituform process installations.  Insituform East's selling,

general and administrative expenses increased 29.9%, a slightly larger percentage increase than the increase in its sales,

primarily as a result of increased costs to support expanded production activities.  Capitol Copy's operating profit increased

$0.1 million (7.4%).  Capitol Copy's cost of sales increased 30.8%,

a larger percentage increase than the increase in its sales and, as a result, gross profit as a percentage of sales decreased from

44.9% to 40.7%.  This decrease in gross profit as a percentage of sales is due primarily to a decrease in the gross profit margin on equipment sales.  Capitol Copy's selling, general and

administrative expenses only increased 12.9%, a smaller increase than the increase in its sales, to partially offset its decreased gross profit margin.  Included in Capitol Copy's results are the results of its efforts for its first three months in its new

Baltimore territory.  Sales revenues attributable to the new

Baltimore territory for the first quarter of fiscal year 1996 were

$148,704, and total costs and expenses for such territory exceeded revenues by $18,379.  The parent company's operating loss decreased approximately $66,700 (37.6%), primarily as a result of a decrease in unallocated corporate legal expenses.



     Insituform East s equity in the operating results of MIDSOUTH

Partners increased 7.1% from pretax earnings of $173,645 for the first quarter of fiscal year 1995 to pretax earnings of $185,951 for the first quarter of fiscal year 1996, primarily as a result of increased comparable period sales, offset to some extent by reduced gross profit margins.  The Partnership's sales increased 36.7% from

$1,805,292 during the three months ended September 30, 1994 to

$2,468,639 for the three months ended September 30, 1995 primarily as a result of increased sales to Federal government customers and an increase in collateral services performed in addition to

Insituform process installations, principally manhole

rehabilitation and lateral reconstruction services.  The

Partnership's gross profit as a percentage of sales decreased from

34.9% of sales for the first quarter of fiscal year 1995 to 28.4%

of sales for the first quarter of fiscal year 1996 primarily as a result of the mix of work performed, to include increased manhole rehabilitation and lateral reconstruction services, collateral services generally performed at gross profit margins lower than margins realized for Insituform process installations.



Liquidity and Capital Resources



     The Company s operating activities used $0.8 million in cash during the first three months of fiscal year 1996 as compared to providing $1.2 million in the first three months of fiscal year

1995.  The decrease in cash is primarily due to an increase in

Insituform East's accounts receivable resulting from a temporary delay in billings and collections for several larger projects performed during the first quarter of fiscal year 1996.



     Net cash in the amount of $0.5 million was provided by

investing activities in the first three months of fiscal year 1996 due to the redemption by the parent holding company of temporary investments, offset by capital expenditures by Insituform East.

Net cash in the amount of $0.9 million was used in investing activities in the first three months of fiscal year 1995 primarily due to the purchase by the parent holding company of temporary investments and capital expenditures by Insituform East.



     Net cash used in financing activities was approximately $0.2 million and $0.7 million in the first three months of fiscal years

1996 and 1995, respectively.  The primary use of such funds in the first three months of fiscal year 1996 was the payment of dividends by Insituform East.  The primary use of such funds in the first three months of fiscal year 1995 was paydowns on Capitol Copy s line of credit and the payment of dividends by Insituform East.



     CERBCO believes that its two principal operating subsidiaries,

Insituform East and Capitol Copy, have existing open bank lines of credit or borrowing potential against unencumbered assets

sufficient to meet the respective cash flow requirements of each operating company.  Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit.  Capitol

Copy and the parent holding company, CERBCO, do not have separate bank lines of credit, but have cash reserves in excess of $1.6 million and $2.1 million, respectively, which are believed to be adequate to meet their respective cash flow requirements in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now on appeal to the Delaware Supreme Court.  The Company cannot, of course, predict the outcome of pending litigation, including appeals.  Any outcome that resulted in an award to plaintiffs of their legal fees and expenses, however, could have a material adverse effect on the future liquidity of the Company.



                    PART II - OTHER INFORMATION



Item 1.   Legal Proceedings



     The only material pending legal proceedings to which the

Company is a party or any such legal proceedings contemplated of which the Company is aware are (a) a previously disclosed lawsuit in which judgment was rendered in favor of the Company but

subsequently appealed to the Delaware Supreme Court by plaintiffs

(the  Delaware Complaint ), and (b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia (the

 D.C. Complaint ) [see Part I, Item 1,  Notes to Condensed

Consolidated Financial Statements (unaudited) - Note 8.

Contingencies ].



Item 2.   Changes in Securities



     Not applicable.



Item 3.   Defaults upon Senior Securities



     Not applicable.



Item 4.   Submission of Matters to a Vote of Security Holders



     Not applicable.



Item 5.   Other Information



     Not applicable.



Item 6.   Exhibits and Reports on Form 8-K



(a)  Exhibits:



     27 - Financial Data Schedule



     99 - CERBCO, Inc. Consolidating Schedules: Statement of

Earnings Information for the three months ended September 30, 1995;

Balance Sheet Information; and Consolidating Elimination Entries as

of September 30, 1995.



(b)  Reports on Form 8-K:



     CERBCO filed one report on Form 8-K during the quarter ended

September 30, 1995.  The report, which did not include any

financial statements, reported on the following item:



     Item 5.  Other Events



     Press releases announcing rulings in Delaware Court of

Chancery in favor of the Company and its two controlling

stockholders, and denying plaintiffs' petition for fees and

expenses.



                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 1995



                                 CERBCO, Inc.

                                 (Registrant)





                                 Robert W. Erikson

                                 President

                                 (Principal Financial Officer)





                                 Robert F. Hartman

                                 Vice President & Controller

                                 (Principal Accounting Officer)

Exhibits to CERBCO, Inc. Form 10-Q







Exhibit 27.  CERBCO, Inc. Financial Data Schedule



Exhibit 99.  CERBCO, Inc. Consolidating Schedules:

Statement of Earnings Information for the Three Months

Ended September 30, 1995; Balance Sheet Information; and

Consolidating Elimination Entries as of September 30,

1995.