Form 10-Q
period 1995-12-31
CERBCO INC
filed 1996-02-14
CIK 826821

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                     FORM 10-Q


  [   X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended:                            December 31, 1995

                                        OR

  [      ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ---------------- to -------------
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

  Yes            X                        No
            -----------                       -----------


  As of February 2, 1996, the following number of shares of each of the issuer's classes of common stock were outstanding:

                  Common Stock                     1,157,001
                  Class B Common Stock               310,955
                    Total                          1,467,956





                               PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                                        CERBCO, Inc.
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        (unaudited)
                                    For the three months          For the six months
                                        ended Dec. 31                ended Dec. 31
                                       1995           1994           1995           1994

  Sales
    Sales of products            $8,851,746     $8,066,037    $17,387,540    $14,826,200
    Sales of services
      and supplies                2,758,998      2,358,970      5,241,211      4,457,465
                                 ----------     ----------     ----------     ----------
  TOTAL SALES                    11,610,744     10,425,007     22,628,751     19,283,665
                                 ----------     ----------     ----------     ----------
  Costs and Expenses:
    Cost of products sold         6,251,842      5,763,513     12,149,834     10,592,870
    Cost of services and
      supplies                    1,368,056      1,156,545      2,608,722      2,156,687
    Selling, general and
      administrative
      expenses                    2,092,665      2,098,577      4,200,022      3,914,408
      Total Costs and            ----------     ----------     ----------     ----------
        Expenses                  9,712,563      9,018,635     18,958,578     16,663,965
                                 ----------     ----------     ----------     ----------
  Operating Profit                1,898,181      1,406,372      3,670,173      2,619,700
  Investment Income                  50,193         51,901        120,786         95,632
  Equity in Earnings of
    Unconsolidated Affiliate        170,571        239,732        356,522        413,377
  Interest Expense                  (2,207)        (8,770)        (6,632)       (20,925)
  Other Income - net                 15,878         19,440         90,560         35,320
  Earnings Before Incomes        ----------     ----------     ----------     ----------
    Taxes and Non-Owned
    Interests                     2,132,616      1,708,675      4,231,409      3,143,104
  Provision for Income
    Taxes                           907,000        798,000      1,742,000      1,447,000
  Earnings Before                ----------     ----------     ----------     ----------
    Non-Owned Interests           1,225,616        910,675      2,489,409      1,696,104
  Non-Owned Interests in
    Earnings of
      Consolidated
      Subsidiaries                  693,439        580,456      1,366,415      1,025,224
  Earnings from Continuing       ----------     ----------     ----------     ----------
    Operations                      532,177        330,219      1,122,994        670,880
  Discontinued Operations:
    Gain on disposal of
    discontinued operations               0        147,701              0        147,701
                                 ----------     ----------     ----------     ----------
  NET EARNINGS                     $532,177       $477,920     $1,122,994       $818,581
                                 ==========     ==========     ==========     ==========
  Net Earnings per Share
    of Common Stock:
    Earnings from continuing
      operations                       $.37           $.23           $.77           $.46
    Estimated gain on
      disposal                            0            .10              0            .10
                                     ------         ------         ------         ------
      Net Earnings per Share           $.37           $.33           $.77           $.56
                                     ======         ======         ======         ======

  See notes to consolidated financial statements.

                                        CERBCO, Inc.

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (unaudited)

                                                                 As of
                                                     Dec. 31, 1995     June 30, 1995
  ASSETS

  Current Assets:
    Cash and cash equivalents                           $4,413,461        $5,197,549
    Temporary investments                                1,474,300         1,760,950
    Accounts receivable                                  8,858,654         6,386,343
    Inventories                                          2,992,007         2,832,003
    Prepaid and refundable taxes                            87,963            53,568
    Deferred income taxes                                   82,000            82,000
    Prepaid expenses and other                             399,868           325,013
                                                       -----------       -----------
      Total Current Assets                              18,308,253        16,637,426
                                                       -----------       -----------
  Property, Plant and Equipment - at cost
    less accumulated depreciation of
    $9,650,228 at December 31, 1995 and
    $9,094,562 at June 30, 1995                          9,657,688         9,556,139
                                                       -----------       -----------
  Other Assets:
    Excess of acquisition cost over value
      of net assets acquired - net of
      accumulated amortization of $1,535,574
      at December 31, 1995 and $1,455,921 at
      June 30, 1995                                      4,808,315         4,887,968
    Investment in unconsolidated affiliate               1,838,248         1,481,726
    Cash surrender value of life insurance                 440,767           254,060
    Deferred income taxes                                   27,000            27,000
    Deposits and other                                     123,286           135,761
                                                       -----------       -----------
      Total Other Assets                                 7,237,616         6,786,515
                                                       -----------       -----------
        Total Assets                                   $35,203,557       $32,980,080
                                                       ===========       ===========

  See notes to condensed consolidated financial statements.

                                        CERBCO, Inc.

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (unaudited)
                                                                  As of
                                                     Dec. 31, 1995     June 30, 1995
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable and accrued
      liabilities                                       $3,798,527        $3,952,543
    Deferred revenue                                       504,649           479,858
    Current portion of long-term debt                       14,883            19,015
    Current portion of capital lease
      obligations                                           23,334            34,156
                                                       -----------       -----------
      Total Current Liabilities                          4,341,393         4,485,572
                                                       -----------       -----------
  Long-Term Liabilities:
    Long-term debt (less current portion
      shown above)                                               0             5,104
    Capital lease obligations (less current
      portion shown above)                                  29,794            37,129
    Deferred income taxes                                  900,000           985,000
    Accrued supplemental executive
      retirement plan liability                            135,858            99,672
                                                       -----------       -----------
      Total Long-term Liabilities                        1,065,652         1,126,905
                                                       -----------       -----------
        Total Liabilities                                5,407,045         5,612,477
                                                       -----------       -----------
  Commitments and Contingencies

  Non-Owned Interests in Consolidated
    Subsidiaries                                        13,653,759        12,367,344
                                                       -----------       -----------
  Stockholders' Equity:
    Common stock, $.10 par value
      Authorized:  3,500,000 shares
      Issued and outstanding:
        1,157,001 shares (at Dec. 31, 1995)                115,700
      Issued and outstanding:
        1,150,989 shares (at June 30, 1995)                                  115,099
    Class B Common stock (convertible),
      $.10 par value
      Authorized:  700,000 shares
      Issued and outstanding:
        310,955 shares (at Dec. 31, 1995)                   31,096
      Issued and outstanding:
        310,967 shares (at June 30, 1995)                                     31,096
    Additional paid-in capital                           7,431,953         7,413,054
    Retained earnings                                    8,564,004         7,441,010
                                                       -----------       -----------
      Total Stockholders' Equity                        16,142,753        15,000,259
                                                       -----------       -----------
        Total Liabilities and
          Stockholders' Equity                         $35,203,557       $32,980,080
                                                       ===========       ===========

  See notes to condensed consolidated financial statements.

                                        CERBCO, Inc.

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                                     For the six months ended Dec. 31
                                                            1995              1994

  Cash Flows from Operating Activities:
    Earnings from continuing operations                 $1,122,994          $670,880
    Gain on disposal                                             0           147,701
                                                       -----------       -----------
    Net earnings                                         1,122,994           818,581
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
        operations:
      Depreciation and amortization                        744,496           659,534
      Amounts provided by non-owned
        interests                                        1,366,415         1,025,224
      Deferred income taxes                                (85,000)           47,000
      Equity in (earnings) loss of
        unconsolidated affiliate                          (356,522)         (413,377)
      Increase in other assets                            (182,232)         (110,162)
      Increase in long-term liabilities                     36,186            31,745
      Changes in operating assets and
        liabilities:
        (Increase) decrease in accounts
          receivable                                    (2,472,311)         (705,307)
        (Increase) decrease in inventories                (160,004)         (639,885)
        Increase (decrease) in other
          current assets                                  (109,250)            5,103
        Increase (decrease) in accounts
          payable and accrued expenses                      75,362             3,112
        Increase (decrease) in income
          taxes payable                                   (131,734)           89,989
        Increase (decrease) in deferred
          revenue                                           24,791            (3,191)
    Net Cash Provided by (Used in)                     -----------       -----------
      Operating Activities                                (126,809)          808,366
                                                       -----------       -----------
  Cash Flows from Investing Activities:
    Capital expenditures, net                             (758,392)         (613,544)
    Redemption (purchase) of temporary
      investments - net                                    286,650          (699,870)
                                                       -----------       -----------
    Net Cash Used in Investing Activities                 (471,742)       (1,313,414)
                                                       -----------       -----------
  Cash Flows from Financing Activities:
    Proceeds from revolving lines of credit,
      capital lease
      obligations and long-term borrowings                       0         2,150,000
    Principal payments on revolving lines
      of credit, capital lease
      obligations and long-term borrowings                 (27,393)       (2,734,575)
    Proceeds from exercise of stock options                 19,499            12,375
    Dividends paid                                        (177,643)         (148,036)
                                                       -----------       -----------
    Net Cash Used in Financing Activities                 (185,537)         (720,236)
                                                       -----------       -----------
  Net Decrease in Cash and Cash Equivalents               (784,088)       (1,225,284)
  Cash and Cash Equivalents at Beginning
    of Period                                            5,197,549         2,215,624
  Cash and Cash Equivalents at End of                  -----------       -----------
    Period                                              $4,413,461          $990,340
                                                       ===========       ===========
  Supplemental disclosure of cash flow
    information:
    Interest paid                                           $6,632           $20,925
    Income taxes paid                                   $2,002,377        $1,155,673


  See notes to condensed consolidated financial statements.

                                   CERBCO, Inc.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

  1.    Financial Information

        The accompanying condensed consolidated financial statements include the accounts of CERBCO, Inc. ( CERBCO ); its majority-owned subsidiary, Capitol Copy Products, Inc. ( Capitol Copy ); and its majority-controlled subsidiary, Insituform East, Incorporated ( Insituform East ). The Condensed Consolidated Balance Sheet as of December 31, 1995, the Condensed Consolidated Statements of Earnings for the three months and six months ended December 31, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1995 and 1994 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1995 (unaudited) has been derived from the Company s June 30, 1995 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

        These statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-K for the fiscal year ended June 30, 1995. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

  2.    Earnings Per Share

        Earnings per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents outstanding (when dilutive) during each period. The following numbers of shares have been used in the computations:

                       For the three months              For the six months
                          ended Dec. 31                    ended Dec. 31
                       1995           1994              1995         1994

                     1,462,869      1,458,092         1,462,413    1,457,774
                     =========      =========         =========    =========

  3.    Accounts Receivable

        Accounts receivable consist of:
                                                Dec. 31, 1995    June 30, 1995
  Due from municipal and commercial
    customers                                      $8,729,944       $6,195,486
  Miscellaneous                                       183,710          245,857
                                                   ----------       ----------
                                                    8,913,654        6,441,343
  Less: Allowance for doubtful accounts               (55,000)         (55,000)
                                                   ----------       ----------
                                                   $8,858,654       $6,386,343
                                                   ==========       ==========

  4.    Inventories

        Inventories consist of:
                                                Dec. 31, 1995    June 30, 1995

  Pipeline rehabilitation materials                  $910,027       $1,111,202
  Copier and facsimile equipment                    1,582,524        1,274,977
  Copier and facsimile supplies                       208,723          172,908
  Copier and facsimile parts                          290,733          272,916
                                                   ----------       ----------
                                                   $2,992,007       $2,832,003
                                                   ==========       ==========

  5.    Discontinued Operations

        On March 31, 1991, the Company adopted a formal plan to discontinue the operations and dispose of the assets and liabilities of its defense contract services segment conducted through its wholly-owned subsidiary, CERBERONICS, Inc. ("CERBERONICS"). On June 30, 1991, CERBERONICS ceased all operations. From that date, the Company processed accounts receivable and other open items pertaining to CERBERONICS's final contracts. During the quarter ended December 31, 1994, the Company obtained payment of $147,701 pertaining to several former contracts. These payments are shown as a gain on disposal of discontinued operations in the accompanying Condensed Consolidated Statements of Earnings. There are no material open items remaining that pertain to other former contracts of CERBERONICS.

  6.    Equity in Insituform East

        At December 31, 1995, CERBCO beneficially held 1,100,000 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.1% of the Common Stock, 99.5% of the Class B Common Stock, 32.0% of the total equity and 57.7% of the total voting power of all outstanding classes of Insituform East common
  stock.   Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

        From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO s equity ownership. No such changes in capital structure occurred during the six months ended December 31, 1995. If all the options outstanding at December 31, 1995 were exercised, the resulting percentages of CERBCO s equity ownership and total voting power would be 29.0% and 54.3%, respectively.

        From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO s equity ownership. Insituform East did not purchase any shares during the six months ended December 31, 1995.

  7.    Equity in Capitol Copy

        At December 31, 1995, CERBCO beneficially held 800 shares, and Capitol Copy s president held 400 shares, of Capitol Copy Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Copy stock.

  8.    Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:
                                               Dec. 31, 1995     June 30, 1995
  Accounts payable                                $1,412,955        $1,366,338
  Accrued compensation and related
    expenses                                       1,914,340         1,885,596
  Dividends payable                                   80,000           177,643
  Income taxes payable                               391,232           522,966
                                                  ----------        ----------
                                                  $3,798,527        $3,952,543
                                                  ==========        ==========

  9.    Contingencies

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

        In August 1990, a complaint against the Company and the Eriksons was filed in the Delaware Court of Chancery (the "Delaware Complaint") by two stockholders of the Company, on their own behalf and derivatively on behalf of the Company, which sought (i) damages against the individual defendants for alleged breach of fiduciary duties in an amount not less than $6,000,000, together with interest thereon from March 12, 1990; (ii) to permanently enjoin the Eriksons from completing any transaction with ITI similar in substance to the Proposed Transaction; (iii) a declaration of the invalidity of the 1982 authorization for and issuance of the Company's Class B Common Stock, and, therefore, of the entitlement of holders of Class B Common Stock to elect any members of the Company's Board; (iv) a declaration of the invalidity of the 1990 election of the Company's directors and the issuance of new proxy materials that fully and fairly disclose all facts which plaintiffs claim are material to the election of such directors; (v) an award to the plaintiffs of their costs of bringing the action, including reasonable attorneys' fees; and
  (vi) an award to plaintiffs of such further relief as the Court of Chancery deemed appropriate. In addition, the Delaware Complaint asserted a claim against the individual defendants alleging that the Company had forgone a corporate opportunity by the continued failure to pursue a transaction with ITI.

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

        Plaintiffs filed a Notice of Appeal with the Delaware Supreme Court on
  August 30, 1995.  Briefing was completed on December 6, 1995.    Oral argument
  was held on January 18, 1996. The parties are now awaiting the Delaware Supreme Court's decision.

        In January 1993, a separate lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the District of Columbia (the "D.C. Complaint"). The plaintiffs are the same two stockholders, and a former director of the Company, and have alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. The plaintiffs also claim that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. The plaintiffs claim that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. Complaint seeks to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6,000,000 for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages. Although the D.C. Complaint states that it was filed on behalf of the Company, management does not believe that Rogers & Wells should be sued on any of the claims set forth in the complaint.

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

        The Partnership Agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach, seek dissolution of the partnership, replace Management Committee appointees of the defaulting partner, or exercise any combination of these rights and other remedies. As previously reported, Insituform East has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc. and intends to seek one or more of the foregoing remedies, including replacement of a Management Committee appointee of E-Midsouth, Inc.

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

        On November 17, 1995 Insituform East sought to amend its demand for arbitration alleging, among other things, a breach of the Partnership Agreement by ITI's special purpose subsidiary, Insituform California, Inc. ("ICI") in connection with ICI's wrongfully seeking to deny Insituform East's special purpose subsidiary the rights and remedies to which it is entitled as a non-defaulting partner under the Partnership Agreement. On November 27, 1995, the arbitrators granted Insituform East's request to amend and added ICI as a respondent party. The evidentiary hearing is scheduled for March 4-6, 1996.

        Although the Company cannot, at this time, predict the outcome of the matters described herein, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company. In this regard, ITI has informed Insituform East that should it achieve management control of MIDSOUTH Partners, ITI will promptly terminate the partnership and contemporaneously terminate the licenses to MIDSOUTH Partners. The Company has asserted that ITI does not have the right to terminate the licenses to MIDSOUTH Partners under these circumstances.

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

  (in thousands)                            For the three          For the six
                                             months ended         months ended
                                               Dec. 31              Dec. 31
                                          1995       1994       1995       1994
  Sales to Unaffiliated Customers:
    Pipeline rehabilitation             $6,263     $5,324    $12,472    $10,219
    Copier equipment products
      and services                       5,348      5,101     10,157      9,065
                                       -------    -------    -------    -------
      Total Sales                      $11,611    $10,425    $22,629    $19,284
                                       =======    =======    =======    =======
  Earnings Before Income Taxes:
    Pipeline rehabilitation               $864       $608     $1,665       $992
    Copier equipment products
      and services                       1,193      1,076      2,275      2,083
    Corporate holding company
      expenses - net                      (159)      (277)      (270)      (455)
                                       -------    -------    -------    -------
      Operating Profit                   1,898      1,407      3,670      2,620
    Equity in earnings of
      unconsolidated affiliate             170        239        356        413
    Other income                           106        112        291        211
    Other expenses                         (42)       (49)       (86)      (101)
                                       -------    -------    -------    -------
      Earnings Before Income
        Taxes                           $2,132     $1,709     $4,231     $3,143
  Net Earnings (Loss)                  =======    =======    =======    =======
    Contribution by Segment:
    Pipeline rehabilitation               $213       $174       $425       $293
    Copier equipment products
      and services                         479        414        925        797
    Corporate holding company             (160)      (258)      (227)      (419)
      Earnings from Continuing         -------    -------    -------    -------
        Operations                         532        330      1,123        671
    Discontinued operations                  0        148          0        148
                                       -------    -------    -------    -------
      Net Earnings                        $532       $478     $1,123       $819
                                       =======    =======    =======    =======

  Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

  Overview and Outlook

        The Company recognized consolidated earnings from continuing operations and net earnings of $532,177 ($.37 per share) for the second quarter of fiscal year 1996, as compared to consolidated earnings from continuing operations of $330,219 ($.23 per share) and net earnings of $477,920 ($.33 per share) for the second quarter of fiscal year 1995. The Company recognized consolidated earnings from continuing operations and net earnings of $1,122,994 ($.77 per share) for the first six months of fiscal year 1996, as compared to consolidated earnings from continuing operations of $670,880 ($.46 per share) and net earnings of $818,581 ($.56 per share) for the first six months of fiscal year 1995. Sales and earnings at the midpoint of the current year were each records for the Company. The continued upsurge in comparable period results is attributable both to increases in the earnings contributions from the Company s two operating subsidiaries, each of which is in a separate industry segment, and to a material decrease in parent holding company expenses.

        Insituform East, the Company s pipeline rehabilitation segment, continued to experience improved results in the first six months of fiscal year 1996 from the combined impact of increased demand met with expanded production capabilities, sales awards obtained at normal margins, installation performance in line with cost estimates and continuing favorable operating results from MIDSOUTH Partners. While there can be no assurances regarding future operating performance, based on the volume and mix of Insituform East's present and expected backlog of customer orders, the favorable results experienced for the previous fiscal year are presently anticipated for fiscal year 1996. Insituform East has expanded its production capabilities during the current fiscal year to increase its Insituform process capacity and to further expand its ability to provide complimentary products and services to its trenchless rehabilitation customers. Severe winter weather conditions significantly impeded January and early February 1996 operations, and additional severe weather could further affect installation performance during the remainder of the third quarter. Accordingly, depressed operating results are presently expected for the three months ending March 31, 1996. Nevertheless, the Company continues to anticipate favorable operating results for the full fiscal year ending June 30, 1996, in line with full year operating results realized for the previous fiscal year.

        Capitol Copy, the Company s copy machine products and services segment, continued to experience increased sales and earnings in the first six months of fiscal year 1996, as a result of continued increases in both its copier equipment sales, and service and supply activities. While again there can be no assurances, the favorable operating results experienced by Capitol Copy during the last fiscal year are presently anticipated for fiscal year 1996. In July 1995, Capitol Copy expanded its territory to include the contiguous Baltimore metropolitan area. The Company has estimated it will take approximately four years to adequately develop the additional territory. During this period, Capitol Copy presently anticipates lower margins and increased expenses approximately offset by increased total sales. Accordingly, Capitol Copy's net earnings for the current year should not be significantly impacted by this development effort.

        CERBCO s current earnings remain impacted by legal fees and expenses related to the demands made of, and derivative litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. In August 1995, a Final Order and Judgment was rendered by the Court in the Delaware derivative litigation in favor of the defendants which has been appealed to the Delaware Supreme Court by plaintiffs. In the first six months of fiscal year 1996, CERBCO experienced total unallocated corporate holding company expenses in the amount of approximately $270,000, of which approximately $97,000 were legal fees and expenses in connection with the derivative litigation. From inception in 1990 through December 31, 1995, such legal fees and expenses have totaled in excess of $2.0 million. In addition, in August 1995, plaintiffs in the Delaware derivative litigation asserted a new claim, directly against the Company, for $1,513,499 for their legal fees and expenses in the unsuccessful Delaware suit, subsequently denied in the Court's Final Order and Judgment, but reasserted in plaintiffs' appeal. The Company cannot, of course, predict the outcome of pending litigation, including appeals. Any outcome from the appeal resulting in an award to plaintiffs of their counsel fees and expenses could have a material adverse effect on the earnings of the Company. For additional information on the status of this litigation, see Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 9. Contingencies."

        As discussed further in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 9. Contingencies," the Company filed a demand for arbitration in connection with the acquisition of control of a 42.5% interest in MIDSOUTH Partners by Insituform Mid-America, Inc. on April 18, 1995. On November 27, 1995, the arbitrators granted the Company's request to amend this demand in connection with the October 25, 1995 acquisition of control of this 42.5% interest in MIDSOUTH Partners by Insituform Technologies, Inc. ("ITI") and related actions taken by Insituform California, Inc., ITI's special purpose subsidiary. Although the Company cannot, at this time, predict the eventual outcome of these matters and their impact on the Company's interest in the Partnership, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

  Results of Operations

  Second Quarter ended 12/31/95 Compared with Second Quarter ended 12/31/94

        Consolidated sales increased $1.2 million (11.4%) in the second quarter of fiscal year 1996 as compared to the second quarter of fiscal year 1995. Insituform East's pipeline rehabilitation sales increased $0.9 million (17.6%) to $6.3 million, primarily due to expanded production capabilities and a strong workable backlog of customer orders in fiscal year 1996. Sales of copier equipment products and services by Capitol Copy increased $0.2 million (4.8%) to $5.3 million. Equipment sales decreased 5.5% due to increased competition in the marketplace. Service and supply revenues increased 17.0% primarily as a result of a customer base that continues to expand.

        Consolidated operating profit increased $0.5 million (34.9%) in the second quarter of fiscal year 1996 as compared to the second quarter of fiscal year 1995. Insituform East's cost of sales increased 19.3%, a slightly greater percentage increase than the increase in its sales. This gave that subsidiary a gross profit margin of 29.7% of sales for the second quarter of fiscal year 1996, compared to a gross profit margin of 30.7% of sales for the second quarter of fiscal year 1995, as Insituform process sales in both quarters were primarily of normal margin work. However, Insituform East's operating profit increased $0.3 million (42.1%) as a result of a 2.9% decrease in its selling, general and administrative expenses. Capitol Copy's operating profit increased $0.1 million (11.0%), due to an increase in its overall gross profit margin from 36.7% to 40.0% in comparable periods as margins on sales of equipment returned to more normal levels. Capitol Copy's selling, general and administrative expenses increased 17.8%, a greater percentage increase than its increase in sales primarily due to increased selling costs associated with incentive programs and its new Baltimore office, which partially offset its increased gross profit margin. Sales revenues attributable to the new Baltimore territory for the second quarter of fiscal year 1996 were approximately $260,000, and exceeded total costs and expenses in that territory by approximately $6,000. The parent company's operating loss decreased approximately $118,000 (-42.6%), primarily as a result of a decrease in unallocated corporate legal expenses.

        Insituform East's equity in the operating results of MIDSOUTH Partners decreased 28.9% from pretax earnings of $239,732 for the second quarter of fiscal year 1995 to pretax earnings of $170,571 for the second quarter of 1996 primarily as a result of reduced comparable period sales and gross profit margins. The Partnership's sales decreased 13.6% from $2.6 million to $2.2 million for the comparable three month periods. The Partnership's gross profit margin decreased from 32.7% of sales for the second quarter of fiscal year 1995 to 31.3% of sales for the second quarter of fiscal year 1996 primarily as a result of the mix of work performed, to include increased manhole and lateral reconstruction work, collateral services generally performed at gross margins lower than those realized for Insituform process installations.

  Six Months ended 12/31/95 Compared with Six Months ended 12/31/94

        Consolidated sales increased $3.3 million (17.3%) in the first six months of fiscal year 1996 as compared to the first six months of fiscal year 1995. Insituform East's sales increased $2.3 million (22.0%) to $12.5 million, primarily due to increased demand met with expanded production capabilities and a strong workable backlog. Capitol Copy's sales increased $1.1 million (12.0%) to $10.2 million, as equipment sales increased 6.7% and service and supply revenues increased 17.6%.

        Consolidated operating profit increased $1.1 million (40.1%) in the first six months of fiscal year 1996 as compared to the first six months of fiscal year 1995. Insituform East's cost of sales increased 18.4%, a smaller percentage increase than the increase in its sales and, as a result, its gross profit margin increased from 28.2% of sales to 30.3% of sales in comparable periods. This increase in gross profit as a percentage of sales is due primarily to the mix of work performed. During the first quarter of fiscal year 1995, Insituform East provided additional collateral services to customers at gross profit margins lower than margins normally realized for Insituform process installations. Insituform East's selling, general and administrative expenses increased 12.1%, also a smaller percentage increase than the increase in its sales, resulting in a $0.7 million (67.8%) increase in its operating profit. Because a substantial portion of Insituform East's costs are semi-fixed in nature, increases in period sales at normal margins typically leverage positive operating results significantly. Capitol Copy's operating profit increased $0.2 million (9.2%). Capitol Copy's cost of sales increased 12.2%, and as a result, its gross profit margin remained approximately level in comparable periods at 40.2% versus 40.3%. Capitol Copy's selling, general and administrative expenses increased 15.4%. Sales revenues attributable to the new Baltimore territory for the first six months of fiscal year 1996 were approximately $409,000, and total costs and expenses exceeded revenues in that territory by approximately $13,000. The parent company's operating loss decreased approximately $185,000 (-40.7%), primarily as a result of a decrease in unallocated corporate legal expenses.

        Insituform East's equity in the earnings of MIDSOUTH Partners decreased 13.7% from pretax earnings of $413,377 for the first six months of fiscal year 1995 to pretax earnings of $356,522 for the first six months of fiscal year 1996, primarily as the result of reduced gross profit margins associated with collateral services performed. Although comparable period sales increased 7.1% from $4.4 million to $4.7 million, the Partnership's gross profit margin decreased from 33.6% of sales for the first six months of fiscal year 1995 to 29.8% of sales for the first six months of fiscal year 1996 primarily as a result of the mix of work.

  Liquidity and Capital Resources

        The Company s operating activities used $0.1 million in cash during the first six months of fiscal year 1996 as compared to providing $0.8 million in the first six months of fiscal year 1995. The decrease in cash is primarily due to an increase in Insituform East's accounts receivable resulting from a temporary delay in billings and collections for several larger projects performed during the first six months of fiscal year 1996.

        Net cash in the amount of $0.5 million was used in investing activities in the first six months of fiscal year 1996 due to capital expenditures by Insituform East to expand its production capabilities offset by the purchase by the parent holding company of temporary investments. Net cash in the amount of $1.3 million was used in investing activities in the first six months of fiscal year 1995 primarily due to the purchase by the parent holding company of temporary investments and capital expenditures by Insituform East.

        Net cash used in financing activities was approximately $0.2 million and $0.7 million in the first six months of fiscal years 1996 and 1995, respectively. The primary use of such funds in the first six months of fiscal year 1996 was the payment of dividends by Insituform East. The primary use of such funds in the first six months of fiscal year 1995 was paydowns on Capitol Copy s line of credit and the payment of dividends by Insituform East.

        CERBCO believes that its two principal operating subsidiaries, Insituform East and Capitol Copy, have existing open bank lines of credit or borrowing potential against unencumbered assets sufficient to meet the respective cash flow requirements of each operating company. Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit. Capitol Copy and the parent holding company, CERBCO, do not have separate bank lines of credit, but have cash reserves in excess of $1.7 million and $2.8 million, respectively, which are believed to be adequate to meet their respective cash flow requirements in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now on appeal to the Delaware Supreme Court. The Company cannot, of course, predict the outcome of pending litigation, including appeals. Any outcome that resulted in an award to plaintiffs of their legal fees and expenses, however, could have a material adverse effect on the future liquidity of the Company.

                            PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings

        The only material pending legal proceedings to which the Company is a party or any such legal proceedings contemplated of which the Company is aware are (a) a previously disclosed lawsuit in which judgment was rendered in favor of the Company but subsequently appealed to the Delaware Supreme Court by plaintiffs (the Delaware Complaint ), and (b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia (the D.C.
  Complaint ) [see Part I, Item 1, Notes to Condensed Consolidated Financial Statements (unaudited) - Note 9. Contingencies ].

  Item 2.     Changes in Securities

        Not applicable.

  Item 3.     Defaults upon Senior Securities

        Not applicable.

  Item 4.     Submission of Matters to a Vote of Security Holders

        Not applicable.

  Item 5.     Other Information

        Not applicable.

  Item 6.     Exhibits and Reports on Form 8-K

  (a)   Exhibits:

        27 - Financial Data Schedule
        99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the three months ended December 31, 1995; Statement of Earnings Information for the six months ended December 31, 1995; Balance Sheet Information and Consolidating Elimination Entries as of December 31, 1995.

  (b)   Reports on Form 8-K:

        No reports on Form 8-K were filed during the three months ended December 31, 1995.

                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  February 13, 1996

                                         CERBCO, Inc.
                                         (Registrant)

                                         /s/ ROBERT W. ERIKSON
                                         Robert W. Erikson
                                         President


                                         (Principal Financial Officer)


                                         /s/ ROBERT F. HARTMAN
                                         Robert F. Hartman
                                         Vice President & Controller
                                         (Principal Accounting Officer)

                        Exhibits to CERBCO, Inc. Form 10-Q




            Exhibit 27.      CERBCO, Inc. Financial Data Schedule

            Exhibit 99.      CERBCO, Inc. Consolidating Schedules:
                             Statement of Earnings Information for the Three Months Ended December 31, 1995; Statement of Earnings Information for the Six Months Ended December 31, 1995; Balance Sheet Information; and Consolidating Elimination Entries as of December 31, 1995.