Form 10-Q
period 1996-03-31
CERBCO INC
filed 1996-05-15
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q



[   X  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 1996
                                       OR



[      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from  -----------  to ----------
Commission file number:  0-16749

                                  CERBCO, Inc.
             (Exact name of registrant as specified in its charter)

                          Delaware                           54-1448835
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)            Identification No.)

            3421 Pennsy Drive, Landover, Maryland               20785
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

                              Yes        X      No    --------



As of May 3, 1996, the following number of shares of each of the issuer's classes of common stock were outstanding:
                        Common Stock                     1,157,001
                        Class B Common Stock               310,955
                          Total                          1,467,956


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                                For the three months     For the nine months
                                    ended Mar. 31           ended Mar. 31
                                   1996        1995        1996        1995

Sales
  Sales of products             $7,200,615  $7,147,473 $24,588,155 $21,973,673
  Sales of services and
    supplies                     2,700,929   2,467,793   7,942,140   6,925,258
                                ----------  ----------  ----------  ----------
      TOTAL SALES                9,901,544   9,615,266  32,530,295  28,898,931
                                ----------  ----------  ----------  ----------
Costs and Expenses:
  Cost of products sold          5,328,121   4,714,895  17,477,955  15,307,765
  Cost of services and supplies  1,405,034   1,239,345   4,013,756   3,396,032
  Selling, general and
    administrative expenses      2,216,626   2,336,798   6,416,648   6,251,206
                                ----------  ----------  ----------  ----------
    Total Costs and Expenses     8,949,781   8,291,038  27,908,359  24,955,003
                                ----------  ----------  ----------  ----------
Operating Profit                   951,763   1,324,228   4,621,936   3,943,928
Investment Income                   66,775      47,909     187,561     143,541
Equity in Earnings of
  Unconsolidated Affiliate          64,134     141,223     420,656     554,600
Interest Expense                   (3,186)     (4,976)     (9,818)    (25,901)
Other Income - net                  74,106     46,444     164,666      81,764
                                ----------  ----------  ----------  ----------
Earnings Before Incomes Taxes
  and Non-Owned Interests        1,153,592   1,554,828   5,385,001   4,697,932
Provision for Income Taxes         485,000     789,000   2,227,000   2,236,000
                                ----------  ----------  ----------  ----------
Earnings Before Non-Owned
  Interests                        668,592     765,828   3,158,001   2,461,932
Non-Owned Interests in
  Earnings of Consolidated
  Subsidiaries                     285,439     564,486   1,651,854   1,589,710
                                ----------  ----------  ----------  ----------
Earnings from Continuing
  Operations                       383,153     201,342   1,506,147     872,222
Discontinued Operations:
  Gain on disposal of
    discontinued operations              0       3,648           0     151,349
                                ----------  ----------  ----------  ----------
      NET EARNINGS              $  383,153 $   204,990 $ 1,506,147 $ 1,023,571
                                ==========  ==========  ==========  ==========
Net Earnings per Share of Common Stock:
  Earnings from continuing
    operations                        $.26        $.14       $1.03        $.60
  Gain on disposal                                   0           0         .10
                                ----------  ----------  ----------  ----------
    Net Earnings per Share            $.26        $.14       $1.03        $.70
                                ==========  ==========  ==========  ==========

See notes to condensed consolidated financial statements.

                                                CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                              As of
                                                  Mar. 31, 1996  June 30, 1995
ASSETS

Current Assets:
  Cash and cash equivalents                        $  7,751,747   $  5,197,549
  Temporary investments                                 984,369      1,760,950
  Accounts receivable                                 6,997,742      6,386,343
  Inventories                                         2,705,433      2,832,003
  Prepaid and refundable taxes                          102,292         53,568
  Deferred income taxes                                  82,000         82,000
  Prepaid expenses and other                            373,808        325,013
                                                    -----------    -----------
    Total Current Assets                             18,997,391     16,637,426
                                                    -----------    -----------
Property, Plant and Equipment - at cost
  less accumulated depreciation of $9,916,759 at
  March 31, 1996 and $9,094,562 at June 30, 1995      9,813,149      9,556,139
                                                    -----------    -----------
Other Assets:
  Excess of acquisition cost over value of net assets
    acquired - net of accumulated amortization of
    $1,575,400 at March 31, 1996 and $1,455,921 at
    June 30, 1995                                     4,768,489      4,887,968
  Investment in unconsolidated affiliate              1,630,382      1,481,726
  Cash surrender value of life insurance                476,714        254,060
  Deferred income taxes                                  27,000         27,000
  Deposits and other                                    128,400        135,761
                                                    -----------    -----------
    Total Other Assets                                7,030,985      6,786,515
                                                    -----------    -----------
      Total Assets                                  $35,841,525    $32,980,080
                                                    ===========    ===========

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                As of
                                                  Mar. 31, 1996  June 30, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities         $  3,812,965   $  3,952,543
  Deferred revenue                                      511,856        479,858
  Current portion of long-term debt                      10,210         19,015
  Current portion of capital lease obligations           16,993         34,156
                                                    -----------    -----------
    Total Current Liabilities                         4,352,024      4,485,572
                                                    -----------    -----------
Long-Term Liabilities:
  Long-term debt (less current portion shown above)           0          5,104
  Capital lease obligations (less current portion
    shown above)                                         27,990         37,129
  Deferred income taxes                                 840,000        985,000
  Accrued supplemental executive retirement plan
    liability                                           156,407         99,672
                                                    -----------    -----------
    Total Long-term Liabilities                       1,024,397      1,126,905
                                                    -----------    -----------
      Total Liabilities                               5,376,421      5,612,477
                                                    -----------    -----------
Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries     13,939,198     12,367,344
                                                    -----------    -----------
Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,157,001 shares
      (at Mar. 31, 1996)                                115,700
    Issued and outstanding:  1,150,989 shares
      (at June 30, 1995)                                               115,099
  Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding:  310,955 shares
      (at Mar. 31, 1996)                                 31,096
    Issued and outstanding:  310,967 shares
      (at June 30, 1995)                                                31,096
  Additional paid-in capital                          7,431,953      7,413,054
  Retained earnings                                   8,947,157      7,441,010
                                                    -----------    -----------
    Total Stockholders' Equity                       16,525,906     15,000,259
                                                    -----------    -----------
      Total Liabilities and Stockholders' Equity    $35,841,525    $32,980,080
                                                    ===========    ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                               For the nine months ended Mar. 31
                                                        1996           1995

Cash Flows from Operating Activities:
  Earnings from continuing operations                $1,506,147    $   872,222
  Gain on disposal                                            0        151,349
                                                    -----------    -----------
  Net earnings                                        1,506,147      1,023,571
  Adjustments to reconcile net earnings
    to net cash provided by operations:
    Depreciation and amortization                     1,114,572        999,911
    Amounts provided by non-owned interests           1,651,854      1,589,710
    Deferred income taxes                              (145,000)       119,000
    Equity in earnings of unconsolidated affiliate     (420,656)      (554,600)
    Increase in other assets                           (227,293)      (132,586)
    Increase in long-term liabilities                    56,735         49,838
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable       (611,399)       369,432
      (Increase) decrease in inventories                126,570       (766,445)
      (Increase) decrease in other current assets       (97,519)       312,134
      Increase (decrease) in accounts payable and
        accrued expenses                                182,683     (1,061,941)
      Increase (decrease) in income taxes payable      (144,618)       425,442
      Increase (decrease) in deferred revenue            31,998         16,554
                                                    -----------    -----------
  Net Cash Provided by Operating Activities           3,024,074      2,390,020
                                                    -----------    -----------
Cash Flows from Investing Activities:
  Capital expenditures - net                         (1,240,103)    (1,098,572)
  Redemption of temporary investments - net             776,581      1,312,522
  Cash distribution from unconsolidated affiliate       272,000        123,250
  Acquisition of non-owned interest in consolidated
    subsidiary                                                0        (18,816)
                                                    -----------    -----------
  Net Cash Provided by (Used in) Investing
    Activities                                         (191,522)       318,384
                                                    -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit,
    capital lease obligations and long-term
    borrowings                                                0      2,150,000
  Principal payments on revolving lines of
    credit, capital lease obligations and
    long-term borrowings                                (40,211)    (2,746,936)
  Proceeds from exercise of stock options                19,500         12,375
  Dividends paid                                       (257,643)      (148,036)
                                                    -----------    -----------
  Net Cash Used in Financing Activities                (278,354)      (732,597)
                                                    -----------    -----------
Net Increase in Cash and Cash Equivalents             2,554,198      1,975,807
Cash and Cash Equivalents at Beginning of Period      5,197,549      2,215,624
                                                    -----------    -----------
Cash and Cash Equivalents at End of Period           $7,751,747     $4,191,431
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                      $    9,899     $   25,901
  Income taxes paid                                  $2,574,589     $1,316,747

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    Financial Information

      The accompanying condensed consolidated financial statements include the accounts of CERBCO, Inc. ( CERBCO ); its majority-owned subsidiary, Capitol Copy Products, Inc. ( Capitol Copy ); and its majority-controlled subsidiary, Insituform East, Incorporated ( Insituform East ). The Condensed Consolidated Balance Sheet as of March 31, 1996, the Condensed Consolidated Statements of Earnings for the three months and nine months ended March 31, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1996 and 1995 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1995 (unaudited) has been derived from the Company s June 30, 1995 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

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

2.    Earnings Per Share

      Earnings per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents outstanding (when dilutive) during each period. The following numbers of shares have been used in the computations:

       For the three months ended Mar. 31      For the nine months ended Mar. 31
             1996              1995                 1996           1995

           1,467,956         1,461,956            1,464,247      1,459,137
           =========         =========            =========      =========

3.    Accounts Receivable

      Accounts receivable consist of:
                                               Mar. 31, 1996     June 30, 1995

Due from municipal and commercial customers       $6,776,423        $6,195,486
Miscellaneous                                        276,319           245,857
                                                  ----------        ----------
                                                   7,052,742         6,441,343
Less: Allowance for doubtful accounts                (55,000)          (55,000)
                                                  ----------        ----------
                                                  $6,997,742        $6,386,343
                                                  ==========        ==========

4.    Inventories

      Inventories consist of:
                                               Mar. 31, 1996     June 30, 1995

Pipeline rehabilitation materials                $   894,840        $1,111,202
Copier and facsimile equipment                     1,316,259         1,274,977
Copier and facsimile supplies                        203,244           172,908
Copier and facsimile parts                           291,090           272,916
                                                  ----------        ----------
                                                  $2,705,433        $2,832,003
                                                  ==========        ==========

5.    Discontinued Operations

      On March 31, 1991, the Company adopted a formal plan to discontinue the operations and dispose of the assets and liabilities of its defense contract services segment conducted through its wholly-owned subsidiary, CERBERONICS, Inc. ("CERBERONICS"). On June 30, 1991, CERBERONICS ceased all operations.
From that date, the Company processed accounts receivable and other open items pertaining to CERBERONICS's former contracts. During the quarter and nine months ended March 31, 1995, the Company obtained payment of $3,648 and $151,349, respectively, pertaining to several former contracts. These payments are shown as a gain on disposal of discontinued operations in the accompanying Condensed Consolidated Statements of Earnings. There are no material open items remaining that pertain to other former contracts of CERBERONICS.

6.    Equity in Insituform East

      At March 31, 1996, CERBCO beneficially held 1,100,000 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.1% of the Common Stock, 99.5% of the Class B Common Stock, 32.0% of the total equity and 57.7% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

      From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO s equity ownership. No such changes in capital structure occurred during the nine months ended March 31, 1996. If all the options outstanding at March 31, 1996 were exercised, the resulting percentages of CERBCO s equity ownership and total voting power would be 29.0% and 54.3%, respectively.

      From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO s equity ownership. Insituform East did not purchase any shares during the nine months ended March 31, 1996.

7.    Equity in Capitol Copy

      At March 31, 1996, CERBCO beneficially held 800 shares, and Capitol Copy s president held 400 shares, of Capitol Copy Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Copy stock.

8.    Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of:

                                            Mar. 31, 1996  June 30, 1995

Accounts payable                               $1,018,185     $1,366,338
Accrued compensation and related expenses       2,416,432      1,885,596
Dividends payable                                       0        177,643
Income taxes payable                              378,348        522,966
                                               ----------     ----------
                                               $3,812,965     $3,952,543
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

      Following post-trial briefing and argument, Chancellor Allen issued an opinion on August 9, 1995, in which he ruled in favor of the Eriksons. The court determined that, while the Eriksons failed in certain limited respects to meet the standards of loyalty required of them under Delaware corporate law, a "deviation from proper corporate practice" neither caused injury to CERBCO nor resulted in any substantial gain to the Eriksons. The Court also found that the Eriksons met their burden of showing that their conduct was "wholly fair to the corporation." With the decision, all of the plaintiffs' claims at that stage were resolved in favor of CERBCO and/or the Eriksons.

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

      Plaintiffs filed a Notice of Appeal with the Delaware Supreme Court on
August 30, 1995.  Briefing was completed on December 6, 1995.    Oral argument
was held on January 18, 1996. On April 10, 1996, the Delaware Supreme Court issued its decision. The Court ruled that "[t]he Eriksons were entitled to profit from their control premium and to that end compete with CERBCO but only after informing CERBCO of the opportunity" for a transaction with ITI. Although the Eriksons were deemed to have breached their duty of loyalty, the Supreme Court affirmed the finding of the Court of Chancery that there was no viable transaction that could take place between CERBCO and ITI, given the Eriksons' ability to veto such a transaction as controlling shareholders of CERBCO. Therefore, no damages could be awarded for the loss of a transaction that had "a zero probability of occurring due to the lawful exercise of statutory rights." The Supreme Court did rule, however, that the Eriksons are liable to CERBCO for $75,000 they received from ITI for extending the Letter of Intent, and must reimburse the expenses, if any, that CERBCO "incurred to accommodate the Eriksons' pursuit of their own interests" prior to the abandonment of the proposed transaction with ITI. The Supreme Court concluded that the Chancery Court's opinion was therefore "affirmed in part and reversed in part, and this matter is remanded to the Court of Chancery for further determination of damages. Once those damages are fixed, the [Chancery] court should proceed to examine anew any petition for counsel fees on behalf of the plaintiffs."

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

      On April 18, 1995, Insituform Mid-America, Inc. ("IMA") acquired the pipeline rehabilitation business of ENVIROQ Corporation ("Enviroq"), including Enviroq's 42.5% interest in MIDSOUTH Partners which is held through Enviroq's
wholly-owned subsidiary, E-Midsouth, Inc.   Under the MIDSOUTH Partners'
Partnership Agreement, it is an event of default if, among other things, a change in the control of any partner occurs without the prior written consent of all the other partners. The IMA acquisition of Enviroq was made without the prior written consent of the Partnership's two other partners, Insitu, Inc. ("Insitu"), a wholly-owned subsidiary of Insituform East, and Insituform California, Inc. ("ICI"), a wholly-owned subsidiary of ITI.

      The Partnership Agreement grants a non-defaulting partner the right to require compliance with the agreement, enjoin any breach, seek dissolution of the Partnership, replace Management Committee appointees of the defaulting partner, or exercise any combination of these rights and other remedies. As previously reported, Insitu has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc. and intends to seek one or more of the foregoing remedies, including replacement of a management appointee of E-Midsouth, Inc.

      On May 24, 1995, ITI and IMA jointly announced that they had entered into a definitive agreement providing for the combination of ITI and IMA which, when completed on October 25, 1995, resulted in IMA becoming a wholly-owned subsidiary of ITI. The ITI acquisition of IMA was made without the prior written consent of Insitu.

      On November 17, 1995, Insitu sought to amend its demand for arbitration alleging, among other things, a breach of the Partnership Agreement by ICI in connection with ICI, through ITI, engaging in a series of actions designed to achieve control over MIDSOUTH Partners and ICI wrongfully seeking to deny Insitu the rights and remedies to which it is entitled as a non-defaulting partner under the Partnership Agreement. On November 27, 1995, the arbitrators granted Insitu's request to amend and added ICI as a respondent party. In their answer filed in January 1996, respondents (ICI and E-Midsouth, Inc.) admitted two events of default by E-Midsouth, Inc. with respect to consummation of the Enviroq/IMA and IMA/ITI mergers. Respondents denied all of the remaining claims. An evidentiary hearing before the American Arbitration Association panel of arbitrators was held March 4-6, 1996. Post-hearing briefs are scheduled for completion in May 1996, after which a decision from the arbitration panel is expected to be rendered.

      ITI has separately asserted that should Insitu prevail in the above-described arbitration and achieve management control of MIDSOUTH Partners, ITI may take action to withdraw from the Partnership and may take action to terminate the Insituform process license of MIDSOUTH Partners. The Company has asserted that ITI does not have the right to terminate the Insituform process license to MIDSOUTH Partners under these circumstances. Although the Company cannot, at this time, predict the outcome of the matters described herein, any outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

      CERBCO is involved in other contingencies, none of which could, in the opinion of management, materially affect the Company's financial position or results of operations.


10.   Segment Data and Reconciliation

      CERBCO s operations are classified into two industry segments: pipeline rehabilitation and copier equipment products and services. The following is a summary of pertinent industry segment information. Corporate holding company expenses include items which are not allocated to the segments.

(in thousands)                        For the three months   For the nine months
                                          ended Mar. 31          ended Mar. 31
                                               1996     1995     1996     1995
Sales to Unaffiliated Customers:
  Pipeline rehabilitation                    $5,078   $5,317  $17,550  $15,536
  Copier equipment products and services      4,823    4,298   14,980   13,363
                                             ------   ------  -------  -------
    Total Sales                              $9,901   $9,615  $32,530  $28,899
                                             ======   ======  =======  =======
Earnings Before Income Taxes:
  Pipeline rehabilitation                    $   58   $  664  $ 1,723  $ 1,656
  Copier equipment products and services      1,001    1,059    3,276    3,142
  Corporate holding company expenses - net     (107)    (399)    (377)    (854)

                                            -------  -------  -------  -------
    Operating Profit                            952    1,324    4,622    3,944
  Equity in earnings of unconsolidated
    affiliate                                    64      141      420      554
  Other income                                  181      134      472      345
  Other expenses                                (43)     (44)    (129)    (145)
                                            -------  -------  -------  -------
    Earnings Before Income Taxes             $1,154   $1,555  $ 5,385  $ 4,698
                                            =======  =======  =======  =======
Net Earnings Contribution by Segment:
  Pipeline rehabilitation                   $    40  $   168  $   465  $   461
  Copier equipment products and services        401      407    1,326    1,204
  Corporate holding company                     (58)    (374)    (285)    (793)
                                            -------  -------  -------  -------
    Earnings from Continuing Operations         383      201    1,506      872
  Discontinued operations                         0        4        0      152
                                            -------  -------  -------  -------
    Net Earnings                             $  383   $  205  $ 1,506   $1,024
                                            =======  =======  =======  =======

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

      The Company recognized consolidated earnings from continuing operations and net earnings of $383,153 ($.26 per share) for the third quarter of fiscal year 1996, as compared to consolidated earnings from continuing operations of $201,342 ($.14 per share) and net earnings of $204,990 ($.14 per share) for the third quarter of fiscal year 1995. The Company recognized consolidated earnings from continuing operations and net earnings of $1,506,147 ($1.03 per share) for the first nine months of fiscal year 1996, as compared to consolidated earnings from continuing operations of $872,222 ($.60 per share) and net earnings of $1,023,571 ($.70 per share) for the first nine months of fiscal year 1995.
Sales and earnings for the current nine months are each records for the Company. The continued upsurge in comparable period results is attributable primarily to a material decrease in parent holding company expenses, specifically legal fees and expenses.

      Insituform East, the Company s pipeline rehabilitation segment, experienced depressed operating results during the third quarter of fiscal year
1996 primarily as a result of unusually harsh and extended winter weather conditions that significantly impeded installation performance. Insituform
East's superior performance during the first six months of fiscal year 1996, however, mitigated the impact of the depressed third quarter on cumulative nine-month earnings, yielding a modest (1%) improvement over the nine-month period of the previous year. While there can be no assurances regarding future operating performance, as forward-looking information based both on unfavorable April weather conditions and on the volume and mix of its present and expected backlog of customer orders, Insituform East currently anticipates a moderate improvement in closing fourth quarter results over the preceding quarter ended March 31, 1996. Because fourth quarter earnings of the previous year were a period record, and current nine-month results are substantially at parity with the previous year, Insituform East anticipates projected full year fiscal 1996 earnings to remain favorable but below the exceptional results of the previous year.

      Capitol Copy, the Company s copy machine products and services segment, continued to experience increased sales and earnings in the three months and nine months ended March 31, 1996, as a result of continued increases in both its copier equipment sales, and service and supply activities. While again there can be no assurances, the favorable operating results experienced by Capitol
Copy during the previous fiscal year are presently anticipated for fiscal year
1996. In July 1995, Capitol Copy expanded its territory to include the contiguous Baltimore metropolitan area. The Company has estimated it will take approximately four years to adequately develop the additional territory. During this period, Capitol Copy presently anticipates lower margins and increased expenses approximately offset by increased total sales. Accordingly, Capitol
Copy's net earnings for the current year should not be significantly impacted by this development effort.

      CERBCO s current earnings remain impacted by legal fees and expenses related to the demands made of, and derivative litigation against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September
1990.  For additional information on the status of this litigation, see Part I,
Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note
9. Contingencies." In the three months and nine months ended March 31, 1996, CERBCO experienced total unallocated corporate holding company expenses in the amount of approximately $107,000 and $377,000, respectively, of which approximately $30,000 and $127,000, respectively, were legal fees and expenses in connection with the derivative litigation. From inception in 1990 through March 31, 1996, such legal fees and expenses have totaled approximately $2.1 million. In addition, in August 1995, plaintiffs in the Delaware derivative litigation asserted a claim, directly against the Company, for $1,513,499 for their legal fees and expenses in the suit. Other than set out in the aforementioned Note 9, the Company cannot, of course, predict the outcome of pending litigation remanded to the Court of Chancery. Any outcome resulting in an award to plaintiffs of their counsel fees and expenses could have a material adverse effect on the earnings of the Company.

      As discussed further in Part I, Item 1, "Notes to Condensed Consolidated
Financial Statements (unaudited) - Note 9. Contingencies," the Company filed a demand for arbitration in connection with the acquisition of control of a 42.5% interest in MIDSOUTH Partners by Insituform Mid-America, Inc. on April 18, 1995.
On November 27, 1995, the arbitrators granted the Company's request to amend this demand in connection with the subsequent acquisition of this 42.5% interest in MIDSOUTH Partners by Insituform Technologies, Inc. ("ITI") on October 25,
1995 and related actions taken by Insituform California, Inc., ITI's wholly-owned subsidiary. Although the Company cannot, at this time, predict the eventual outcome of these matters and their impact on the Company's interest in the Partnership, any outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

Results of Operations

Third Quarter ended 3/31/96 Compared with Third Quarter ended 3/31/95

      Consolidated sales increased $0.3 million (3.0%) in the third quarter of fiscal year 1996 as compared to the third quarter of fiscal year 1995.
Insituform East's pipeline rehabilitation sales decreased $0.2 million (-4.5%) to $5.1 million, primarily as a result of severe winter weather conditions that significantly impeded installation performance. Sales of copier equipment products and services by Capitol Copy increased $0.5 million (12.2%) to $4.8 million. Equipment sales increased 15.9%, and service and supply revenues increased 9.4%, primarily as a result of a customer base that continues to expand.

      Consolidated operating profit decreased $0.4 million (-28.1%) in the third quarter of fiscal year 1996 as compared to the third quarter of fiscal year
1995.  Insituform East's operating profit decreased $0.6 million (-91.3%).
Insituform East's cost of sales increased 8.3%, primarily a result of increased semi-fixed operating costs associated with expanded production capabilities in fiscal year 1996. This increase, combined with decreased sales, gave that subsidiary a gross profit margin of 23.9% of sales for the third quarter of fiscal year 1996. Insituform East had a gross profit margin of 32.8% of sales for the third quarter of fiscal year 1995, when Insituform process sales were primarily of normal margin work. Insituform East's selling, general and administrative expenses increased $72 thousand (6.7%) for the third quarter of fiscal year 1996, as compared to the third quarter of fiscal year 1995, primarily as a result of increased legal costs associated with the MIDSOUTH
Partners arbitration.  Capitol Copy's operating profit decreased $0.1 million (-
5.5%), due to a decrease in its overall gross profit margin from 44.5% to 40.5% in comparable periods, as decreased margins on sales of equipment were accepted in order to increase sales volume. Capitol Copy's selling, general and administrative expenses increased 11.2% primarily due to increased selling costs. Sales revenues attributable to the new Baltimore territory for the third quarter of fiscal year 1996 were approximately $200,000 and exceeded total costs and expenses in that territory by approximately $5,000. The parent company's operating loss decreased approximately $0.3 million (-73.2%), primarily as a result of a decrease in unallocated corporate legal expenses.

      Insituform East's equity in the operating results of MIDSOUTH Partners decreased 54.6% from pretax earnings of $141,223 for the third quarter of fiscal year 1995 to pretax earnings of $64,134 for the third quarter of fiscal year
1996 primarily as a result of reduced comparable period sales and gross profit margins. The Partnership's sales decreased 14.0% from $2.1 million to $1.8 million for the comparable three month periods, primarily as a result of harsh winter weather conditions experienced in January and February 1996. The
Partnership's gross profit margin decreased from 27.0% of sales for the third quarter of fiscal year 1995 to 19.0% of sales for the third quarter of fiscal year 1996 primarily as a result of reduced Insituform process installation revenues, reduced margins on those revenues, and increased revenues from lower margin collateral services during the third quarter of fiscal year 1996.

Nine Months ended 3/31/96 Compared with Nine Months ended 3/31/95

      Consolidated sales increased $3.6 million (12.6%) in the first nine months of fiscal year 1996 as compared to the first nine months of fiscal year 1995.
Insituform East's sales increased $2.0 million (13.0%) to $17.6 million, primarily due to increased demand met with expanded production capabilities and a strong workable backlog in the first six months of fiscal year 1996. Capitol
Copy's sales increased $1.6 million (12.1%) to $15.0 million, as equipment sales increased 9.3% and service and supply revenues increased 14.7%.

      Consolidated operating profit increased $0.7 million (17.2%) in the first nine months of fiscal year 1996 as compared to the first nine months of fiscal year 1995. Insituform East's operating profit increased $0.1 million (4.0%).
Insituform East's cost of sales increased 15.1%, a larger percentage increase than the increase in its sales and, as a result, its gross profit margin decreased from 29.8% of sales to 28.5% of sales in comparable periods. This increase in Insituform East's cost of sales is due primarily to increased semi-fixed operating costs associated with expanded production capabilities in fiscal year 1996. Insituform East's selling, general and administrative expenses increased 10.1%, a smaller percentage increase than the increase in its sales.
Capitol Copy's operating profit also increased $0.1 million (4.3%).  Capitol
Copy's cost of sales increased 14.6%, a larger increase than its increase in sales and as a result, its gross profit margin decreased from 41.7% to 40.3% in comparable periods. Capitol Copy's selling, general and administrative expenses increased 13.9% primarily due to increased selling costs. Sales revenues attributable to the new Baltimore territory for the first nine months of fiscal year 1996 were approximately $607,000, and total costs and expenses exceeded revenues in that territory by approximately $8,000. The parent company's operating loss decreased approximately $0.5 million (-55.9%), primarily as a result of a decrease in unallocated corporate legal expenses.

      Insituform East's equity in the earnings of MIDSOUTH Partners decreased
24.2% from pretax earnings of $554,600 for the first nine months of fiscal year
1995 to pretax earnings of $420,656 for the first nine months of fiscal year
1996, primarily as the result of reduced gross profit margins. Although nine-month sales were $6.5 million for both fiscal years, the Partnership's gross profit margin decreased from 31.6% of sales for the first nine months of fiscal year 1995 to 26.6% of sales for the first nine months of fiscal year 1996 primarily as a result of an increase in collateral services performed at gross profit margins that were lower than margins realized for Insituform process installations.

Liquidity and Capital Resources

      The Company s operating activities provided $3.0 million in cash during the first nine months of fiscal year 1996 primarily as a result of nine month net earnings, plus depreciation and amortization expenses and non-owned interests in subsidiaries' earnings that did not require the outlay of cash.
These amounts are partially offset by an increase in Capitol Copy's accounts receivable resulting from that subsidiary's increased sales.

      Net cash in the amount of $0.2 million was used in investing activities in the first nine months of fiscal year 1996 due to capital expenditures by Insituform East to expand its production capabilities offset by the redemption by the parent holding company of temporary investments and a cash distribution to Insituform East from MIDSOUTH Partners.

      Net cash used in financing activities was approximately $0.3 million in the first nine months of fiscal year 1996 primarily due to the payment of dividends by Insituform East and Capitol Copy.

      The Company's liquidity remained strong, as its cash position, held as cash or temporary investments in U.S. Treasury obligations, increased $1.8 million during the nine months ended March 31, 1996. Working capital increased
$2.5 million and the Company's current ratio improved from 3.7 to 1.0 to 4.4 to
1.0 during the first nine months of fiscal year 1996.

      CERBCO believes that it and its two operating subsidiaries, Insituform
East and Capitol Copy, have existing cash, open bank lines of credit or borrowing potential against unencumbered assets sufficient to meet the respective cash flow requirements of each company. Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit. Capitol Copy and the parent holding company, CERBCO, do not have separate bank lines of credit, but have cash reserves in excess of $2.5 million and $2.9 million, respectively, which are believed to be adequate to meet their respective cash flow requirements in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation discussed above in the Overview and Outlook section of this item. Other than set out in the aforementioned Note 9, the Company cannot, of course, predict the outcome of pending litigation remanded to the Court of Chancery. Any outcome that resulted in an award to plaintiffs of their legal fees and expenses, however, could have a material adverse effect on the future liquidity of the Company.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      The only material pending legal proceedings to which the Company is a party or any such legal proceedings contemplated of which the Company is aware are (a) a previously disclosed lawsuit filed in the Delaware Court of Chancery, appealed to the Delaware Supreme Court and remanded to the Court of Chancery for final disposition (the Delaware Complaint ), and (b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia (the D.C.
Complaint ) [see Part I, Item 1,  Notes to Condensed Consolidated Financial
Statements (unaudited) - Note 9.  Contingencies ].

Item 2.     Changes in Securities

      Not applicable.

Item 3.     Defaults upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits:

      27 - Financial Data Schedule for the nine months ended March 31, 1996
      99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings
Information for the three months ended March 31, 1996; Statement of Earnings
Information for the nine months ended March 31, 1996; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 1996.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1996

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

                                       /s/ ROBERT W. ERIKSON
                                       Robert W. Erikson
                                       President
                                       (Principal Financial Officer)



                                       /s/ ROBERT F. HARTMAN
                                       Robert F. Hartman
                                       Vice President & Controller
                                       (Principal Accounting Officer)


                       Exhibits to CERBCO, Inc. Form 10-Q


            Exhibit 27. CERBCO, Inc. Financial Data Schedule

            Exhibit 99. CERBCO, Inc. Consolidating Schedules:
                        Statement of Earnings Information for the Three Months Ended March 31, 1996; Statement of Earnings Information for the Nine Months
                        Ended March 31, 1996; Balance Sheet
                        Information and Consolidating Elimination
                        Entries as of March 31, 1996.

                 Note: Exhibit 27, the Financial Data Schedule, is a requirement by the Securities and Exchange
                        Commission to be submitted only with the electronic filing of Form 10-Q. Therefore, since this schedule contains summary financial information found elsewhere in this report, it is not included here.






CERBCO, INC.
CONSOLIDATING SCHEDULE - STATEMENT OF EARNINGS INFORMATION
THREE MONTHS ENDED MARCH 31, 1996
(unaudited)

                                                                     CERBCO,Inc.   Insituform       Capitol
                                   CERBCO, Inc.                       Unconsoli-    East, Inc.     Copy Prod-
                                   Consolidated     Eliminations        dated     Incorporated    ucts, Inc.

Sales                              $9,901,544                $0             $0     $5,078,438     $4,823,106
                                   ----------        ----------     ----------     ----------     ----------
Costs and Expenses:
  Cost of sales                     6,733,155                 0              0      3,865,420      2,867,735
  Selling, general and
    administrative
    expenses                        2,216,626                 0        106,901      1,154,300        955,425
    Total Costs and                ----------        ----------     ----------     ----------     ----------
      Expenses                      8,949,781                 0        106,901      5,019,720      3,823,160
                                   ----------        ----------     ----------     ----------     ----------
Operating Profit (Loss)               951,763                 0       (106,901)        58,718        999,946
Investment Income                      66,775                 0         34,587         32,188              0
Equity in Earnings of
  Unconsolidated Affiliate             64,134                 0              0         64,134              0
Interest Expense                       (3,186)                0              0              0         (3,186)
Other Income (Expense) - net           74,106                 0         13,980         49,373         10,753
Earnings (Loss) Before             ----------        ----------     ----------     ----------     ----------
  Income Taxes and
  Non-Owned Interests               1,153,592                 0        (58,334)       204,413      1,007,513

Provision for Income Taxes            485,000                 0              0         80,000        405,000
                                   ----------        ----------     ----------     ----------     ----------
Earnings (Loss) Before
  Non-Owned Interests                 668,592                 0        (58,334)       124,413        602,513

Non-Owned Interests in
  Earnings of Consolidated
  Subsidiaries                        285,439   (A)     285,439              0              0              0
                                   ----------        ----------     ----------     ----------     ----------
NET EARNINGS (LOSS)                  $383,153   (B)   $(285,439)      $(58,334)      $124,413       $602,513
                                   ==========        ==========     ==========     ==========     ==========

CERBCO, Inc.
CONSOLIDATING SCHEDULE - STATEMENT OF EARNINGS INFORMATION
NINE MONTHS ENDED MARCH 31, 1996
(unaudited)

                                                                    CERBCO,Inc.   Insituform       Capitol
                                   CERBCO, Inc.                      Unconsoli-   East, Inc.     Copy Prod-
                                   Consolidated    Eliminations        dated     Incorporated    ucts, Inc.

Sales                             $32,530,295                $0             $0    $17,550,280    $14,980,015
                                  -----------        ----------     ----------    -----------    -----------
Costs and Expenses:
  Cost of sales                    21,491,711                 0              0     12,554,083      8,937,628
  Selling, general and
    administrative
    expenses                        6,416,648                 0        377,369      3,272,534      2,766,745
    Total Costs and               -----------        ----------     ----------    -----------    -----------
      Expenses                     27,908,359                 0        377,369     15,826,617     11,704,373
                                  -----------        ----------     ----------    -----------    -----------

Operating Profit (Loss)             4,621,936                 0       (377,369)     1,723,663      3,275,642
Investment Income                     187,561                 0        121,443         66,118              0
Equity in Earnings of
  Unconsolidated Affiliate            420,656                 0              0        420,656              0
Interest Expense                       (9,818)                0              0              0         (9,818)
Other Income (Expense)
  - net                               164,666                 0        (29,466)       175,572         18,560
Earnings (Loss) Before            -----------        ----------     ----------    -----------    -----------
  Income Taxes and
  Non-Owned Interests               5,385,001                 0       (285,392)     2,386,009      3,284,384

Provision for Income Taxes          2,227,000                 0              0        932,000      1,295,000
                                  -----------        ----------     ----------    -----------    -----------
Earnings (Loss) Before
  Non-Owned Interests               3,158,001                 0       (285,392)     1,454,009      1,989,384

Non-Owned Interests
  in Earnings of
  Consolidated
  Subsidiaries                      1,651,854   (C)   1,651,854              0              0              0
                                  -----------        ----------     ----------    -----------    -----------
                                                (D)
NET EARNINGS (LOSS)                $1,506,147       $(1,651,854)     $(285,392)    $1,454,009     $1,989,384
                                  ===========       ===========     ==========    ===========    ===========

CERBCO, Inc.
CONSOLIDATING SCHEDULE - BALANCE SHEET INFORMATION
MARCH 31, 1996
(unaudited)

                                                                    CERBCO,Inc.   Insituform       Capitol
                                   CERBCO, Inc.                      Unconsoli-   East, Inc.     Copy Prod-
                                   Consolidated    Eliminations        dated     Incorporated    ucts, Inc.

ASSETS

Current Assets:
  Cash and cash
    equivalents                    $7,751,747                $0     $1,897,925     $3,384,360     $2,469,462
  Temporary investments               984,369                 0        984,369              0              0
  Accounts receivable               6,997,742                 0            697      4,751,633      2,245,412
  Inventories                       2,705,433                 0              0        894,840      1,810,593
  Prepaid and refundable
    taxes                             102,292                 0         48,292         54,000              0
  Deferred income taxes                82,000                 0              0              0         82,000
  Prepaid expenses and other          373,808                 0              0        268,508        105,300
                                   ----------        ----------     ----------     ----------     ----------
TOTAL CURRENT ASSETS               18,997,391                 0      2,931,283      9,353,341      6,712,767

Investment in and
  Advances to Subsidiaries:                     (E)
  Investment in subsidiaries                0       (11,366,444)    11,366,444              0              0
  Intercompany receivables
    and payables                            0                 0            699         16,580        (17,279)

Property, Plant and Equipment
 - net of accumulated
  depreciation                      9,813,149                 0         96,746      9,506,103        210,300

Other Assets:
  Excess of acquisition
    cost over value of net                      (E)
    assets acquired - net           4,768,489         2,518,344              0              0      2,250,145
  Investment in
    unconsolidated
    affiliate                       1,630,382                 0              0      1,630,382              0
  Cash surrender value
    of life insurance                 476,714                 0        476,714              0              0
  Deferred income taxes                27,000                 0              0              0         27,000
  Deposits and other                  128,400                 0         40,000         59,000         29,400
                                  -----------       -----------    -----------    -----------    -----------
TOTAL ASSETS                      $35,841,525       $(8,848,100)   $14,911,886    $20,565,406     $9,212,333
                                  ===========       ===========    ===========    ===========    ===========

CERBCO, Inc.
CONSOLIDATING SCHEDULE - BALANCE SHEET INFORMATION
MARCH 31, 1996
(unaudited)


                                                                    CERBCO,Inc.   Insituform       Capitol
                                   CERBCO, Inc.                      Unconsoli-   East, Inc.     Copy Prod-
                                   Consolidated    Eliminations        dated     Incorporated    ucts, Inc.

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and
    accrued liabilities            $3,812,965                $0        $21,112     $3,149,690       $642,163
  Deferred revenue                    511,856                 0              0              0        511,856
  Current portion of
    long-term debt                     10,210                 0              0              0         10,210
  Current portion of
    capital lease obligations          16,993                 0              0              0         16,993
                                   ----------        ----------     ----------     ----------     ----------
TOTAL CURRENT LIABILITIES           4,352,024                 0         21,112      3,149,690      1,181,222

Long-Term Liabilities:
  Long-term debt                            0                 0              0              0              0
  Capital lease obligations            27,990                 0              0              0         27,990
  Deferred income taxes               840,000                 0              0        840,000              0
  Accrued SERP liability              156,407                 0        156,407              0              0
                                   ----------        ----------     ----------     ----------     ----------
TOTAL LIABILITIES                   5,376,421                 0        177,519      3,989,690      1,209,212
                                   ----------        ----------     ----------     ----------     ----------
Non-Owned Interests                             (C)(E)
                                   13,939,198        13,939,198              0              0              0
                                   ----------        ----------     ----------     ----------     ----------
Stockholders' Equity:
  Common stock                        115,700   (E)    (175,486)       115,700        175,486              0
  Class B stock                        31,096   (E)     (12,024)        31,096         11,904            120
  Additional paid-in                            (E)
    capital                         7,431,953        (4,750,304)     7,431,953      4,000,424        749,880
  Retained earnings                             (D)(E)
                                    8,947,157       (19,039,097)     7,155,618     13,577,515      7,253,121
  Treasury stock                                (E)
                                            0         1,189,613              0     (1,189,613)             0
TOTAL STOCKHOLDERS'                ----------        ----------     ----------     ----------     ----------
  EQUITY                           16,525,906       (22,787,298)    14,734,367     16,575,716      8,003,121
                                   ----------        ----------     ----------     ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $35,841,525       $(8,848,100)   $14,911,886    $20,565,406     $9,212,333
                                  ===========       ===========    ===========    ===========    ===========


CERBCO, Inc.
CONSOLIDATING ELIMINATION ENTRIES
MARCH 31, 1996
(unaudited)


(A)
Non-owned interests in earnings of subsidiaries                                      $285,439
  Non-owned interests                                                                               $285,439
To record non-owned interests in earnings of subsidiaries
  for the three months ended March 31, 1996.

(B)
Retained earnings                                                                    $285,439
  Current quarter earnings adjustments                                                              $285,439
To close out impact of eliminating entries on current quarter's statement of earnings.

(C)
Non-owned interests in earnings of subsidiaries                                    $1,651,854
  Non-owned interests                                                                             $1,651,854
To record non-owned interests in earnings of subsidiaries
  for the nine months ended March 31, 1996.

(D)
Retained earnings                                                                  $1,651,854
  Current quarter earnings adjustments                                                            $1,651,854
To close out impact of eliminating entries on nine months'
  statement of earnings.

(E)
Common stock                                                                         $175,486
Class B stock                                                                          12,024
Additional paid-in capital                                                          4,750,304
Retained earnings                                                                  17,387,243
Excess of acquisition cost over value of net assets acquired                        2,518,344
  Treasury stock                                                                                  $1,189,613
  Non-owned interests                                                                             12,287,344
  Investment in subsidiaries                                                                      11,366,444
To eliminate investments in consolidated subsidiaries.
