Form 10-K
period 1996-06-30
CERBCO INC
filed 1996-09-30
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended: June 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934                                    [NO FEE REQUIRED]
For the transition  period from              to
Commission file number:  0-16749

                                  CERBCO, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                               54-1448835
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)

         3421 Pennsy Drive, Landover, Maryland                  20785
       (Address of principal executive offices)              (Zip Code)
          Registrant's telephone and fax numbers,including area code:
                               301-773-1784 (tel)
                               301-322-3041 (fax)
            301-773-4560 (24-hour public information FaxVault System)

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

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 17, 1996, was $6,600,540.

As of September 17, 1996, the following number of shares of each of the issuer's classes of common stock were outstanding:
                          Common Stock          1,157,226
                          Class B Common Stock    310,730
                          Total                 1,467,956

Documents Incorporated by Reference:  None

Total number of pages of this report:     57
Index to Exhibits located at page:        51

                                TABLE OF CONTENTS

PART I                                                                     Page

Item 1.           Business....................................................4

Item 2.           Properties.................................................12

Item 3.           Legal Proceedings..........................................12

Item 4.           Submission of Matters to a Vote of Security Holders........12

PART II

Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters......................................13

Item 6.           Selected Financial Data....................................14

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................14

Item 8.           Financial Statements and Supplementary Data................18

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................18

PART III

Item 10.          Directors and Executive Officers of the Registrant.........37

Item 11.          Executive Compensation.....................................39

Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management...........................................48

Item 13.          Certain Relationships and Related Transactions.............50

PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K......................................51




                                  CONSOLIDATED
                             STATEMENTS OF EARNINGS
                               AND BALANCE SHEETS
                               Pages 20 through 22

                                     PART I
Item 1.  Business

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

(b)      Financial Information About Industry Segments

         Financial information about the Registrant's industry segments is set forth below in tabular format. Information by industry segment is concomitant with financial information separately attributable to each of the member companies composing the Registrant's consolidated group, i.e., CERBCO, Inc. (the parent holding company), Insituform East, Incorporated and Capitol Copy Products, Inc. For additional information relating to industry segment information, see Part II, Item 8, "Notes to Consolidated Financial Statements -
Note 19: Segment Data and Reconciliation"; also Part IV, Item 14, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1996; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 1996."

                        Financial Information Relating to
              Industry Segments and Classes of Products or Services

(in thousands)                                     1996        1995        1994
                                               --------    --------    --------
SALES TO UNAFFILIATED CUSTOMERS:
  Insituform East, Incorporated:
    Sales of products                          $ 30,471    $ 21,594    $ 14,804
                                               --------    --------    --------
  Capitol Copy Products, Inc.:
    Sales of equipment                            9,267       8,102       7,468
    Sales of services and supplies               10,942       9,447       7,574
                                               --------    --------    --------
                                                 20,209      17,549      15,042
                                               --------    --------    --------
                 TOTAL SALES TO UNAFFILIATED
                                   CUSTOMERS   $ 50,680    $ 39,143    $ 29,846
                                               ========    ========    ========

OPERATING PROFIT:
  CERBCO, Inc. (corporate)                     $   (491)   $   (961)   $   (566)
  Insituform East, Incorporated                   3,042       2,490        (204)
  Capitol Copy Products, Inc.                     4,462       4,054       3,004
                                               --------    --------    --------
                      TOTAL OPERATING PROFIT   $  7,013    $  5,583    $  2,234
                                               ========    ========    ========
NET EARNINGS (LOSS) CONTRIBUTION
  BY SEGMENT:
  CERBCO, Inc. (corporate)                     $   (290)   $   (880)   $   (569)
  Insituform East, Incorporated                     537         678          47
  Capitol Copy Products, Inc.                     1,808       1,593       1,110
                                               --------    --------    --------
    Earnings from continuing operations           2,055       1,391         588
  Discontinued operations                             0         151         731
                                               --------    --------    --------
                                NET EARNINGS   $  2,055    $  1,542    $  1,319
                                               ========    ========    ========

IDENTIFIABLE ASSETS:
  CERBCO, Inc. (corporate)                     $  6,141    $  6,007    $  6,617
  Insituform East, Incorporated                  23,190      19,459      16,785
  Capitol Copy Products, Inc.                    10,120       7,514       6,105
                                               --------    --------    --------
                                TOTAL ASSETS   $ 39,451    $ 32,980    $ 29,507
                                               ========    ========    ========

c)       Narrative Description of Business

                                  CERBCO, Inc.

GENERAL

         CERBCO, Inc. ("CERBCO" or the "Company") is a parent holding company with controlling interests in two principal subsidiaries, each of which is in a separate industry segment. Insituform East, Incorporated, operating pursuant to sublicense agreements, provides a patented process called "Insituform" primarily to municipal, Federal government and industrial customers for the repair and reconstruction of underground sewers and other types of pipelines. The Insituform(R) process creates a hard, jointless, impact and corrosion-resistant Insitupipe(R) product inside deteriorating pipes, with a principal benefit that it can usually be installed without excavation. Capitol Copy Products, Inc. is in the business of selling, servicing and providing supply products for copier and facsimile equipment, operating pursuant to certain dealer agreements, primarily with Canon U.S.A., Inc.

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

         As of June 30, 1996 the Company and its subsidiaries had a total of 288 employees (including four employees in the parent holding company).

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

         In December 1985, MIDSOUTH Partners was organized as a Tennessee General Partnership and became the exclusive licensee for the Insituform process in Tennessee, the rest of Kentucky and northern Mississippi. The Company was assigned three representatives to a seven-member Management Committee established to manage the business activities of the Partnership and allocated a 42.5% interest in Partnership profits and losses.

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

         In December 1990, the Company acquired an exclusive license for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe(R) process and trademark for a sales region identical to the territories licensed to the Company for the Insituform process.

         In September 1991, the Company added cement mortar lining of potable water lines to its service capability. A formal plan to discontinue providing cement mortar lining services, adopted in June 1993, was substantially completed in June 1994.

         A June 12, 1996 arbitration award granted the Company the unilateral right to appoint a MIDSOUTH Partners Management Committee representative in place of another partner's representative, in connection with a default of the Partnership Agreement by that partner. As a result of this award, the Company gained majority representation on the Management Committee effective June 12, 1996.

         For financial reporting purposes for the fiscal year ended June 30, 1996, the Company has included its wholly-owned subsidiary corporations
(collectively, "East") and its majority-controlled subsidiary partnership, MIDSOUTH Partners, in its consolidated financial statements. Prior to the fiscal year ended June 30, 1996, the Company accounted for its minority investment in MIDSOUTH Partners using the equity method.

         The Company primarily rehabilitates and repairs underground sewers and other pipelines -- including waste water, storm water and industrial process pipelines -- using the Insituform process. The Insituform process utilizes a polyester fiber-felt material, the Insitutube(R) material, coated with polyethylene and impregnated with a liquid, thermosetting resin. The Insitutube material is inserted in the pipe through an existing manhole or other access point. By use of an inversion tube and cold water pressure, the Insitutube material is forced through the pipeline, turned inside out, and pressed firmly against the inner wall of the damaged pipeline. When the Insitutube material is fully extended, the cold water within the tube is recirculated through a boiler in a truck. The heated water cures the thermosetting resin to form a hard, jointless, impact and corrosion resistant Insitupipe product within the original pipe. Lateral or side connections are then reopened by use of the Insitucutter(R) device, a remote-controlled cutting machine.

         The principal office and corporate headquarters of the Company are located at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 386-4100, and its fax number is (301) 386-2444.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

         On December 9, 1992, Insituform Technologies, Inc. (formerly Insituform of North America, Inc., or "INA") through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. The Company is a sublicensee of Insituform Technologies, Inc. ("ITI"). The Company has entered into seven sublicense agreements with ITI which grant the Company rights to perform the Insituform process in Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania, West Virginia, Tennessee, Kentucky and northern Mississippi. The Company can perform the Insituform process in other locations subject to payment of additional royalties.

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

         On May 1, 1987, the Company entered into supply agreements with ITI whereby the Company has committed to purchase 90% of its Insitutube material requirements from ITI. The agreements automatically renew annually unless notice of termination is provided by either party six months prior to the end of a renewal period. As a result of certain terms not previously fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreements. The continuing agreements currently extend through April 30, 1997.

         The Company has also entered into license agreements with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe process and trademark. The Company has committed to pay a royalty equal to 6.75% of gross contract revenue utilizing the process and to purchase certain installation equipment and installation materials from ITI.

         TRY TEK manufactures Insitucutter devices for sale to ITI and the Company under an agreement with ITI, the Insitucutter device patent holder. Unless otherwise terminated, this agreement will continue until April 6, 1998, the date of expiration of the Insitucutter device patent.

         In 1981, the Company was assigned the rights to an agreement (the "SAW Agreement") regarding the introduction of potential Insituform process sublicensees to ITI. In connection with the introduction of current Insituform process sublicensees to ITI, the Company receives quarterly payments from ITI equal to 0.5% of contract revenue from Insituform process installations in East's licensed territory and the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama.

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents, trademarks and know-how related to the Insituform process are derived from its licensor, ITI. There are presently 56 United States patents which cover various aspects of the Insituform process and related installation techniques. The last patent to expire will remain in effect until 2014. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994, a primary method patent relating to the Insitutube material saturation process expires in February 2001 and a patent relating to the Insitutube material will expire in May 2001.

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

CUSTOMERS

         The  Company  performs   services  under  contracts  with  governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's customers have been state and local government entities -- cities, counties, state agencies and regional authorities. During the year ended June 30, 1996, Federal government contracts (collectively), a county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's sales. During the year ended June 30, 1995, Federal government contracts (collectively), the same regional sanitary authority in southwest Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of the Company's sales. During the year ended June 30, 1994, Federal government contracts (collectively) accounted for 15% of the Company's sales.

SUPPLIERS

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

REVENUE RECOGNITION AND BACKLOG

         The Company recognizes revenue using the units of completion method as pipeline sections are rehabilitated using the Insituform process. An Insituform process installation is generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

         The total value of all uncompleted and multi-year contract awards from customers was approximately $5.1 million at June 30, 1996, as compared to $11.9 million at June 30, 1995. The twelve-month backlog at June 30, 1996 was approximately $4.9 million as compared to $11.5 million at June 30, 1995. June 30, 1996 backlog figures include approximately $1.8 million from MIDSOUTH Partners. MIDSOUTH Partners' backlog of approximately $4.1 million at June 30, 1995 is not included in consolidated backlog figures at June 30, 1995. The total value of all uncompleted and multi-year contracts at June 30, 1996 and 1995 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards.

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

         The principal areas of competition in general pipeline replacement, rehabilitation and repair include the quality of the work performed, the ability to provide a long-term solution to the pipeline problems rather than a short-term repair, the amount of disruption to traffic and commercial activity, and the price. The Company believes that the Insituform process competes favorably in each of these areas with traditional replacement or repair methods. In particular, the ability to install Insitupipe products with little or no excavation at prices typically at or below traditional open trench replacement methods is of substantial competitive advantage. Further, and despite a small reduction in pipe diameter resulting from the installation of the Insitupipe product against the walls of the original pipe, the smooth finished interior reduces friction and generally increases flow capacity.

          The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Strategic participation undertaken by the Company in this market share segment to preserve competitive presence, usually at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a value and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

SALES AND MARKETING

          East's sales and marketing effort is directed by its Vice President of Sales and Marketing. East's sales and marketing team includes five sales engineers, three primarily serving municipal customers and two primarily serving industrial market customers. MIDSOUTH Partners' sales and marketing activities are directed by the Partnership Management Committee through the Partnership's General Manager. MIDSOUTH Partners' sales and marketing team includes one sales manager and one regional sales representative. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and produces and distributes technical video presentations, brochures and newsletters for current and prospective users of the Insituform process.

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

EMPLOYEES

         At June 30, 1996, the Company employed 189 full-time persons, including 46 employees of MIDSOUTH Partners. None of the Company's employees are represented or covered by collective bargaining agreements.

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

         MIDSOUTH  Partners  leases a 15,000  square foot facility in Knoxville,
Tennessee  to  serve  its   customers  in   Tennessee,   Kentucky  and  northern
Mississippi.

LEGAL PROCEEDINGS

         There is no material legal proceeding to which the Company is a party or any such legal proceeding contemplated of which the Company is aware.

                           Capitol Copy Products, Inc.

GENERAL

         Capitol Copy Products, Inc. ("Capitol Copy" or the "Company") is in the business of selling, servicing and providing supply products for copier and facsimile ("fax") equipment. Capitol Copy was originally organized under the laws of the District of Columbia on May 4, 1976. The Company became a Delaware corporation on January 27, 1988. The Company's principal business territory comprises the greater metropolitan Washington, D.C. and Baltimore areas, the latter having been authorized by Canon, U.S.A., Inc., effective July 1, 1995.

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

         The Canon agreements authorize a primary sales and service area responsibility ("territory") for the Company to be comprised of the District of Columbia; the Virginia counties of Arlington and Fairfax; the Virginia cities of Alexandria and Fairfax; the Maryland counties of Anne Arundel, Baltimore, Carroll, Harford, Howard, Montgomery and Prince George's; and the Maryland city of Baltimore.

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

CUSTOMERS

         The Company provides service and supply products to approximately 8,000 customers in the Washington, D.C. and Baltimore metropolitan area. More than 95% of its active customers are utilizing Canon products.

         The majority of the Company's customers operate one to three copier or fax units, with fewer than fifty active accounts operating ten or more machines. No single customer accounts for more than 5% of the Company's annual sales revenue.

PROPERTIES

         At June 30,  1996,  Capitol Copy  occupied  three  commercial  sites in
Maryland and Virginia. The Company leases all of its facilities which at year-end aggregated to approximately 21,000 square feet of office, showroom and warehouse space.

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

EMPLOYEES

         At June 30, 1996, the Company employed 99 full-time persons. None of the Company's employees are represented or covered by collective bargaining agreements.

Item 2.  Properties

         See  the  "Properties"  sections  of  Part  I,  Item  1(c),  "Narrative
Description of Business" for details concerning the properties of each subsidiary company comprising, in the aggregate, the properties of the Registrant.

Item 3.  Legal Proceedings

         See Part II, Item 8, "Notes to Consolidated Financial Statements - Note 13: Contingencies" for details concerning (a) a previously disclosed lawsuit in the Court of Chancery of the State of Delaware currently on remand from the Delaware Supreme Court, and (b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia.

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

                                                  Common Stock
Fiscal Year Ended June 30, 1995                  High      Low
- -------------------------------                  -----     -----
1st Quarter                                      3 7/8     2 5/8
2nd Quarter                                      5 1/4     3 3/8
3rd Quarter                                          5         4
4th Quarter                                      5 1/8     4 1/4

Fiscal Year Ended June 30, 1996                  High      Low
- -------------------------------                  -----     -----
1st Quarter                                      8 1/4     4 7/8
2nd Quarter                                      7 5/8         6
3rd Quarter                                      7 1/2     5 7/8
4th Quarter                                      8 1/8         6

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

(b)      Holders

         As of September 17, 1996, the approximate number of holders of each class of common equity of CERBCO was as follows:

         Common Stock                       331
         Class B Common Stock               135

(c)      Dividends

         On June 18, 1996, the Company declared cash dividends of five cents per share on its shares of Common Stock and five cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1996, payable July 15, 1996. No dividends were declared in 1995 or 1994.

Item 6.  Selected Financial Data

         The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

(in thousands, except per share information and return on equity amounts)

STATEMENT OF EARNINGS INFORMATION
                                                                  Years ended June 30
                                                     1996      1995      1994      1993      1992
                                                 --------  --------  --------  --------  --------

Sales                                            $ 50,680  $ 39,143  $ 29,846  $ 24,774  $ 28,984
Operating profit (loss)                          $  7,013  $  5,583  $  2,234  $   (657) $  2,120
Earnings (loss) before income taxes
and non-owned interests                          $  7,614  $  6,602  $  2,526  $   (308) $  1,962
Earnings (loss) before non-owned interests       $  4,760  $  3,637  $  1,246  $   (237) $  1,220
Earnings from continuing operations              $  2,055  $  1,391  $    588  $     19  $    430
Net earnings (loss)                              $  2,055  $  1,542  $  1,319  $   (290) $    340
Net earnings (loss) per share:
Continuing operations                            $   1.40  $   0.96  $   0.40  $   0.01  $   0.29
Net earnings (loss)                              $   1.40  $   1.06  $   0.90  $  (0.20) $   0.23
Weighted average number of shares                   1,465     1,460     1,457     1,457     1,457
Dividends declared per share                     $   0.05  $      0  $      0  $      0  $      0

BALANCE SHEET INFORMATION
                                                                      June 30
                                                     1996      1995      1994      1993      1992
                                                 --------  --------  --------  --------  --------

Accounts receivable                              $  8,497  $  6,386  $  6,675  $  3,641  $  5,423
Working capital                                  $ 17,886  $ 12,152  $  9,480  $  7,313  $  8,044
Total assets                                     $ 39,451  $ 32,980  $ 29,507  $ 27,559  $ 29,452
Short-term debt                                  $     55  $     53  $    611  $    962  $    816
Long-term debt                                   $    136  $     42  $     96  $    458  $    813
Non-owned interests                              $ 16,509  $ 12,367  $ 10,318  $  9,809  $ 10,749
Stockholders' equity                             $ 17,002  $ 15,000  $ 13,445  $ 12,127  $ 12,492
Average stockholders' equity
(Weighted average equity during year
exclusive of current earnings)                   $ 15,010  $ 13,452  $ 12,127  $ 12,454  $ 12,152
Return on equity
(Current earnings divided by average
stockholders' equity as defined above)               13.7%     11.5%     10.9%     (2.3)%     2.7%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company recognized consolidated earnings from continuing operations and net earnings of $2,055,291 ($1.40 per share) on sales of $50.7 million, a 13.7% return on equity, for its fiscal year ended June 30, 1996. The Company recognized consolidated earnings from continuing operations of $1,391,039 ($.96 per share) and consolidated net earnings, including a gain on disposal of discontinued operations, of $1,542,388 ($1.06 per share) on sales of $39.1 million, an 11.5% return on equity, for its fiscal year ended June 30, 1995.

          The Company's financial reporting for the fiscal year ended June 30, 1996 includes on a consolidated basis, for the first time, the accounts of Insituform East's partnership interest in MIDSOUTH Partners. Insituform East's investment in MIDSOUTH Partners, and therefore the Company's, was accounted for using the equity method in prior years. The fiscal year 1996 change in consolidated reporting arises from a change in control of MIDSOUTH Partners (also trading as Insituform MIDSOUTH), whereby Insituform East obtained majority representation on the partnership Management Committee as a result of a June 12, 1996 arbitration award. The change in control does not affect Insituform East's unaltered 42.5% equity share in partnership earnings and, therefore, financial consolidation of Insituform East's now majority-controlled subsidiary partnership has no effect on the previous, current or future shares of contribution by MIDSOUTH Partners to the overall net earnings of Insituform East or the Company.

         The Company attributed its increased results to the record results of Capitol Copy, its copy machine products and services segment, and to a significant decrease in unallocated net general corporate expenses. Capitol Copy recognized sales of $20.2 million in fiscal year 1996, as compared to $17.5 million in fiscal year 1995, as it continued to sell more high volume, higher priced units and expanded its service and supply customer base. Capitol Copy contributed $1,808,072 (up $215,163) in net earnings to CERBCO. Insituform East, the Company's pipeline rehabilitation segment, recognized sales of $30.5 million in fiscal year 1996, as compared to $21.6 million in fiscal year 1995; however, such increase is principally attributable to initiation, in fiscal year 1996, of the inclusion of MIDSOUTH Partners sales in consolidated sales totals. Insituform East contributed $537,138 (down $141,297) in net earnings to CERBCO, and attributed the decrease in its fiscal year earnings to a combination of adverse sales volume during the last six months of fiscal year 1996 resulting from harsh winter weather conditions and lower backlog levels, reduced margins on contracts performed by MIDSOUTH Partners and increased semi-fixed operating costs associated with expanded production capabilities.

         Subsidiary contributions were offset by unallocated net general corporate expenses in the amount of ($289,919), (down $590,386), including $186,955 (down $350,661), related to the demands made of, and litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. From inception in 1990 through the year ended June 30, 1996, legal fees and expenses resulting from this litigation totaled approximately $2.1 million. In August 1995, a Final Order and Judgment was rendered by the Delaware Court of Chancery in favor of the defendants and denied in toto the plaintiffs' request for legal fees and expenses totaling $1,513,499. This opinion was appealed to the Delaware Supreme Court by the plaintiffs. The Supreme Court issued its decision in April 1996, concluding that the Chancery Court's opinion was "affirmed in part and reversed in part, and this matter is remanded to the Court of Chancery for further determination of damages. Once those damages are fixed, the [Chancery] court should proceed to examine anew any petition for counsel fees on behalf of the plaintiffs." The plaintiffs filed a motion for post-remand relief in May 1996 and, after briefings and oral argument, the Chancery Court issued its decision on September 13, 1996. The order and judgment embodying this ruling have not yet been entered. For additional information concerning this matter, see Part I, Item 3, "Legal Proceedings."

         For financial information relating to CERBCO's two operating segments, see Part I, Item 1(b), "Financial Information about Industry Segments."

          After experiencing two favorable quarters in fiscal year 1996, Insituform East saw less favorable results in the second half of the year for the reasons stated above. While there can be no assurances regarding future operating performance, based on the volume and mix of its present and expected backlog of customer orders, Insituform East anticipates these less favorable results to extend or expand through the first quarter of fiscal year 1997. However, Insituform East presently believes that anticipated increases in immediately workable backlog should result in favorable results over the remaining three quarters of fiscal year 1997.

          The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Strategic participation undertaken by the Company in this market share segment to preserve competitive presence, usually at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a value and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

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

         Capitol Copy has increased sales in each of the last six years, growing from sales of $9.5 million in fiscal year 1991 to $20.2 million in fiscal year 1996, in a sales and service territory consisting of the cities and counties in the Washington, D.C. metropolitan area, and since July 1995, the contiguous Baltimore metropolitan area. Earnings have increased from approximately $0.3 million to $2.7 million in this same six-year period. Again, while there can be no assurances, the Company presently expects continued favorable results from this operating segment throughout fiscal year 1997.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain items of expense and earnings bear to the sales of CERBCO and the percentage increases in the dollar amounts of each item from period to period.

                              Results of Operations

                                                  Percentage Relationship to  Period to Period Changes
                                                            Revenues            Years ended June 30
                                                       Years ended June 30        1996      1995
                                                    1996      1995      1994    vs 1995   vs 1994
                                                   ------    ------    ------    ------    ------

Sales                                              100.0%    100.0%    100.0%     29.5%     31.2%
                                                   -----     -----     -----
Costs and Expenses:
Cost of Sales                                       67.7      64.6      69.1      35.7      22.6
Selling, general and administrative expenses        18.5      21.1      23.4      13.0      18.3
                                                   -----     -----     -----
Total Costs and Expenses                            86.2      85.7      92.5      30.1      21.5
                                                   -----     -----     -----
Operating Profit                                    13.8      14.3       7.5      25.6     149.9
Investment Income                                    0.8       0.5       0.4      89.6      69.9
Equity in Earnings of Unconsolidated Affiliate       0.0       1.9       0.5    (100.0)    377.3
Interest Expense                                    (0.1)     (0.1)     (0.3)     (0.1)    (72.6)
Other Income (Expense) - net                         0.5       0.3       0.4     130.8     (11.8)
                                                   -----     -----     -----
Earnings Before Income Taxes
and Non-Owned Interests                             15.0      16.9       8.5      15.3     161.4
Income Taxes                                         5.6       7.6       4.3      (3.7)    131.6
                                                   -----     -----     -----
Earnings Before Non-Owned Interests                  9.4       9.3       4.2      30.9     191.9
Non-Owned Interests                                  5.3       5.7       2.2      20.4     241.6
                                                   -----     -----     -----
Earnings from Continuing Operations                  4.1       3.6       2.0      47.8     136.5
Discontinued Operations                              0.0       0.3       2.4    (100.0)    (79.3)
                                                   -----     -----     -----
Net Earnings                                         4.1%      3.9%      4.4%     33.3      17.0
                                                   =====     ======    =====

                                  1996 vs 1995

         Consolidated sales increased $11.5 million (29.5%) in 1996 as compared to 1995, as sales increased in both of the Company's operating segments. Insituform East's sales increased $8.9 million (41.1%), primarily due to the inclusion of MIDSOUTH Partners' sales in its consolidated sales total. Comparable period East sales increased 4%, primarily as a result of expanded production capacity and high levels of workable backlog during the first six months of fiscal year 1996. Capitol Copy's sales increased $2.7 million (15.2%) in 1996, with its equipment sales increasing 14.3% and its copier service and supply revenues increasing 15.8%. The increases in both areas reflect a continuing expansion in Capitol Copy's customer base, and expansion into the Baltimore area with sales of approximately $0.8 million for 1996.

         Operating profit increased $1.4 million (25.6%) in 1996 as compared to 1995 as operating profit increased in both of the Company's operating segments, and the parent company's operating loss decreased. Insituform East's operating profit increased 22.2% as a result of including MIDSOUTH Partners' operating profit in 1996. Insituform East's gross profit margin decreased from 30.5% to 26.9% primarily as a result of increased semi-fixed operating costs associated with expanded East production capacity in 1996 and reduced margins on MIDSOUTH Partners' Insituform contracts. Insituform East's selling, general and administrative costs increased 25.8% primarily as a result of including MIDSOUTH Partners' selling, general and administrative costs in 1996. Capitol Copy's operating profit increased 10.1%, a smaller increase than sales, as overall gross profit margin decreased from 41.4% to 40.4% and selling, general and administrative costs increased 15.3%. Capitol Copy's selling, general and administrative costs increased primarily due to the additional selling expenses associated with opening its Baltimore office.

                                  1995 vs 1994

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

         Operating profit increased $3.3 million (149.9%) in 1995 as compared to 1994 due primarily to Insituform East achieving an operating profit of $2.5 million in 1995 after an operating loss of -$0.2 million in 1994. Insituform East's gross profit margin increased from 22.5% to 30.5% as its semi-fixed operating costs were absorbed over increased sales in 1995. Insituform East's selling, general and administrative costs increased 15.7%, a smaller percentage increase than sales, primarily as a result of costs associated with increased production activities. Capitol Copy's operating profit increased $1.1 million (35.0%) to $4.1 million, as overall gross profit increased from 39.2% to 41.4% and general and administrative costs increased 11.3%, a smaller percentage increase than sales. The parent company's operating loss increased $0.4 million primarily due to an increase in corporate legal expenses.

         Insituform East's equity in the operating results of MIDSOUTH Partners increased $0.6 million (377.3%) in 1995 as compared to 1994, primarily as a result of a 43.5% increase in MIDSOUTH Partners' comparable period sales from $6.2 million to $8.9 million. The increase in sales was due to consistently high production levels throughout the year and increased sales to Federal government customers. The Partnership's gross profit margin increased from 21.1% in 1994 to 30.7% in 1995 due in part to improved production efficiency, the mix of contracts performed and the absorption of semi- fixed operating costs over increased sales.

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

Liquidity and Capital Resources

         Liquidity may be defined as the Company's ability to mobilize cash. Cash and cash equivalents increased $5.0 million in fiscal year 1996. Insituform East's cash and cash equivalents increased $1.4 million, including the $0.7 million provided by consolidating MIDSOUTH Partners. Capitol Copy's cash and cash equivalents increased $2.0 million. At the holding company level, CERBCO's cash and cash equivalents increased $1.6 million, as $1.8 million was provided by the sale of temporary investments. Consolidated cash and cash equivalents increased $3.0 million in fiscal year 1995.

         The Company's operating activities provided approximately $5.9 and $4.7 million in cash during fiscal years 1996 and 1995, respectively, primarily due to the earnings of the Company's two operating subsidiaries and non-cash expenses by it and its subsidiaries for depreciation and amortization.

         Net cash used in investing activities was approximately $0.4 million and $1.0 million in fiscal years 1996 and 1995, respectively. The primary use of such funds was for capital expenditures by Insituform East in each of the fiscal years to upgrade, expand and improve production capabilities.

         Net cash used in financing activities was $0.4 million and $0.7 million in fiscal years 1996 and 1995, respectively. During fiscal year 1996, Capitol Copy paid cash dividends declared at mid-year. During fiscal years 1996 and 1995, Insituform East paid cash dividends declared for fiscal years 1995 and 1994, respectively. During fiscal year 1995, Capitol Copy paid down its line of credit.

         CERBCO believes that its two principal operating subsidiaries, Insituform East and Capitol Copy, have cash reserves, existing open bank lines of credit or borrowing potential against unencumbered assets sufficient to meet the respective cash flow requirements for operating funds and capital expenditures of each operating company. Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit. Capitol Copy did not deem it necessary to renew its line of credit which expired January 31, 1995. Its cash reserves were approximately $3.2 million at June 30, 1996 and are expected to grow further in fiscal year 1997. The parent holding company, CERBCO, also does not have a separate bank line of credit, but has cash reserves in excess of $2.8 million which are believed to be adequate to meet its own cash flow requirements, or the temporary requirements of its subsidiaries, in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now on remand to the Delaware Chancery Court. The Company cannot, of course, predict the outcome of pending litigation, including further appeals. Any outcome that resulted in an award to plaintiffs of their legal fees and expenses, however, could have a material adverse effect on the future liquidity of the Company.

Item 8.  Financial Statements and Supplementary Data

         See  financial  statements  and  supplementary   financial  information
provided following Item 9 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CERBCO, Inc.

We have audited the accompanying consolidated balance sheets of CERBCO, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Washington, D.C.
September 20, 1996



                                  CERBCO, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       1996            1995        1994
                                                       ----            ----        ----

Sales
  Sales of products                              $ 39,737,895    $ 29,696,264    $ 22,271,971
  Sales of services and supplies                   10,942,168       9,446,520       7,573,766
                                                 ------------    ------------    ------------
TOTAL SALES                                        50,680,063      39,142,784      29,845,737
                                                 ------------    ------------    ------------

Costs and Expenses
  Cost of products sold                            28,721,645      20,602,316      16,733,878
  Cost of services and supplies                     5,603,351       4,692,154       3,891,171
  Selling, general and administrative expenses      9,341,947       8,265,371       6,986,818
                                                 ------------    ------------    ------------
Total Costs and Expenses                           43,666,943      33,559,841      27,611,867
                                                 ------------    ------------    ------------

Operating Profit                                    7,013,120       5,582,943       2,233,870
Investment Income                                     379,916         200,421         117,986
Equity in Earnings of Unconsolidated Affiliate              0         738,798         154,786
Interest Expense                                      (28,129)        (28,290)       (103,110)
Other Income - net                                    248,661         107,753         122,130
                                                 ------------    ------------    ------------

Earnings Before Non-Owned Interests                 7,613,568       6,601,625       2,525,662
Provision for Income Taxes                          2,854,000       2,965,000       1,280,000
                                                 ------------    ------------    ------------

Earnings Before Non-Owned Interests                 4,759,568       3,636,625       1,245,662
Non-Owned Interests in Earnings of
  Consolidated Subsidiaries                         2,704,277       2,245,586         657,368
                                                 ------------    ------------    ------------
Earnings from Continuing Operations                 2,055,291       1,391,039         588,294
Discontinued Operations:
  Gain on disposal of discontinued operations               0         151,349         730,337
                                                 ------------    ------------    ------------
NET EARNINGS                                     $  2,055,291    $  1,542,388    $  1,318,631
                                                 ============    ============    ============

Net Earnings per Share of Common Stock:
  Earnings from continuing operations            $      1.40     $      0.96     $       0.40
  Gain on disposal                                      0.00            0.10             0.50
                                                 -----------     -----------     ------------
    Net Earnings per Share                       $      1.40     $      1.06     $       0.90
                                                 ===========     ===========     ============

See notes to consolidated financial statements.


                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30
                                                             1996            1995
                                                         ------------    -----------
ASSETS

Current Assets:
Cash and cash equivalents                                $ 10,234,224    $  5,197,549
Temporary investments                                               0       1,760,950
Accounts receivable                                         8,497,050       6,386,343
Inventories                                                 3,336,052       2,832,003
Prepaid and refundable taxes                                  135,242          53,568
Deferred income taxes                                         133,000          82,000
Prepaid expenses and other                                    359,631         325,013
                                                         ------------    ------------
Total Current Assets                                       22,695,199      16,637,426
                                                         ------------    ------------

Property, Plant and Equipment:
Land and improvements                                       2,018,587       2,018,587
Buildings and improvements                                  6,127,007       5,872,053
Vehicles and production equipment                           9,867,451       6,381,331
Vehicles under capital leases                                 136,178         136,178
Small tools, radios and machine shop equipment              4,119,870       2,993,920
Office furniture and equipment                              1,417,449       1,248,632
                                                         ------------    ------------
                                                           23,686,542      18,650,701
Less accumulated depreciation and amortization            (12,394,724)     (9,094,562)
                                                         ------------    ------------
Total Property, Plant and Equipment                        11,291,818       9,556,139
                                                         ------------    ------------

Other Assets:
Excess of acquisition cost over value of net assets
acquired - net of accumulated amortization of
$1,615,227 in 1996 and $1,455,921 in 1995                   4,728,662       4,887,968
Investment in unconsolidated affiliate                              0       1,481,726
Cash surrender value of life insurance                        498,974         254,060
Deferred income taxes                                          41,000          27,000
Deposits and other                                            195,082         135,761
                                                          -----------     -----------
Total Other Assets                                          5,463,718       6,786,515
                                                          -----------     -----------
Total Assets                                              $39,450,735     $32,980,080
                                                          ===========     ===========
See notes to consolidated financial statements



                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30
                                                                      1996           1995
                                                                   ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                         $ 3,629,255    $ 3,429,577
  Income taxes payable                                                 623,618        522,966
  Deferred revenue                                                     500,643        479,858
  Current portion of long-term debt                                      5,104         19,015
  Current portion of capital lease obligations                          50,176         34,156
                                                                   -----------    -----------
Total Current Liabilities                                            4,808,796      4,485,572
                                                                   -----------    -----------

Long-Term Liabilities:
  Long-term debt (less current portion shown above)                          0          5,104
  Capital lease obligations (less current portion shown above)         135,844         37,129
  Deferred income taxes                                                818,000        985,000
  Accrued SERP liability                                               176,955         99,672
  Total Long-term Liabilities                                        1,130,799      1,126,905
    Total Liabilities                                                5,939,595      5,612,477
                                                                   -----------    -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                    16,509,371     12,367,344
                                                                   -----------    -----------

Stockholders' Equity:
  Common stock, $.10 par value
  Authorized: 3,500,000 shares
  Issued and outstanding: 1,157,101 shares (at June 30, 1996)          115,710
  Issued and outstanding: 1,150,989 shares (at June 30, 1995)                         115,099
  Class B Common stock (convertible), $.10 par value
  Authorized: 700,000 shares
  Issued and outstanding: 310,855 shares (at June 30, 1996)             31,085
  Issued and outstanding: 310,967 shares (at June 30, 1995)                            31,096
  Additional paid-in capital                                         7,432,071      7,413,054
  Retained earnings                                                  9,422,903      7,441,010
                                                                   -----------    -----------
    Total Stockholders' Equity                                      17,001,769     15,000,259
                                                                   -----------    -----------
      Total Liabilities and Stockholders' Equity                   $39,450,735    $32,980,080
                                                                   ===========    ===========

See notes to consolidated financial statements.


                                  CERBCO, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 and 1994

                                                                                                                Total
                                                                               Additional                       Stock-
                                           Common Stock   Class B Common Stock  paid-in         Retained        holders'
                                          Shares  Amounts    Shares  Amounts    capital         earnings         equity

BALANCE - JULY 1, 1993                 1,146,433 $114,643   311,023  $31,102   $7,400,915    $  4,579,991    $ 12,126,651

  Net earnings                                 0        0         0        0            0       1,318,631       1,318,631
  Conversion of Class B stock
    into Common stock                         56        6       (56)      (6)           0               0               0
  Change in ownership interest
    in subsidiary                              0        0         0        0           97               0              97
                                       ---------  -------   -------   ------   ----------     -----------    ------------

BALANCE - JUNE 30, 1994                1,146,489  114,649   310,967   31,096    7,401,012       5,898,622      13,445,379

  Net earnings                                 0        0         0        0            0       1,542,388       1,542,388
  Issuance of stock pursuant to
    exercise of stock options              4,500      450         0        0       11,925               0          12,375
  Change in ownership interest
    in subsidiary                              0        0         0        0          117               0             117
                                       ---------  -------   -------   ------   ----------     -----------    ------------

BALANCE - JUNE 30, 1995                1,150,989  115,099   310,967   31,096    7,413,054       7,441,010      15,000,259

  Net earnings                                 0        0         0        0            0       2,055,291       2,055,291
  Issuance of stock pursuant to
    exercise of stock options              6,000      600         0        0       18,900               0          19,500
  Conversion of Class B stock
    into Common stock                        112       11      (112)     (11)           0               0               0
  Dividends declared                           0        0         0        0            0         (73,398)        (73,398)
  Change in ownership interest
    in subsidiary                              0        0         0        0          117               0             117
                                       ---------  -------   -------   ------   ----------     -----------    ------------

BALANCE - JUNE 30, 1996                1,157,101 $115,710   310,855  $31,085   $7,432,071    $  9,422,903    $ 17,001,769
                                       ========= ========  ========  =======   ==========    ============    ============

See notes to consolidated financial statements.



                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years ended June 30
                                                                              1996           1995           1994
                                                                        ------------------------------------------
Cash Flows from Operating Activities:
  Earnings from continuing operations                                   $  2,055,291    $ 1,391,039    $   588,294
  Gain on discontinued operations                                                  0        151,349        730,337
                                                                        ------------    -----------    -----------
  Net earnings                                                             2,055,291      1,542,388      1,318,631
  Adjustments to reconcile net earnings
    to net cash provided by operations:
    Depreciation and amortization                                          1,949,292      1,364,171      1,309,219
    Equity in earnings of unconsolidated affiliate                                 0       (738,798)      (154,786)
    Amounts attributable to non-owned interests                            2,704,277      2,245,586        657,368
    Change in net assets of discontinued operations                                0              0        261,183
    Deferred income taxes                                                   (102,000)        50,000        309,000
    Increase in other assets                                                (269,235)      (124,416)       (81,316)
    Increase in long-term liabilities                                         77,283         67,932              0
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                             165,729        289,043     (3,034,298)
      (Increase) decrease in inventories                                     (42,324)      (762,694)        30,323
      (Increase) decrease in other current assets                                 59        430,273        333,032
      Increase (decrease) in accounts payable and accrued expenses          (861,126)       (78,792)       756,422
      Increase (decrease) in income taxes payble                             221,140        411,322          3,396
      Increase (decrease) in deferred revenue                                 20,785        (15,747)       141,876
                                                                         -----------    -----------     ----------
  Net Cash Provided by Operating Activities                                5,919,171      4,680,268      1,850,050
                                                                         -----------    -----------     ----------

Cash Flows from Investing Activities:
  Capital expenditures                                                    (2,111,648)    (1,627,540)      (802,218)
  Disposal of equipment - net                                                 28,387         40,133        121,975
  Disposal of net assets of discontinued operations                                0              0        124,082
  Redemption (purchase) of temporary investments - net                     1,760,950        531,086     (2,292,036)
  Cash distribution from MIDSOUTH Partners                                         0        123,250              0
  Cash distribution from MIDSOUTH Partners to non-owned
    interests                                                               (368,000)             0              0
  Cash balance of majority-controlled Partnership prior to
    consolidation                                                            241,094              0              0
  Increase in other assets                                                   (13,000)             0              0
  Acquisition of non-owned interest                                                0        (18,816)             0
                                                                         -----------    -----------     ----------
  Net Cash Used in Investing Activities                                     (462,217)      (951,887)    (2,848,197)
                                                                         -----------    -----------     ----------

Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit and long-term borrowings                 0      2,150,000      7,012,582
  Principal payments on revolving lines of credit, capital lease
    obligations and long-term borrowings                                    (108,738)    (2,760,795)    (7,767,399)
  Dividends paid                                                            (331,041)      (148,036)      (148,036)
  Proceeds from exercise of stock options                                     19,500         12,375              0
                                                                         -----------     ----------     ----------
  Net Cash Used in Financing Activities                                     (420,279)      (746,456)      (902,853)
                                                                         -----------    -----------     ----------

Net Increase (Decrease) in Cash and Cash Equivalents                       5,036,675      2,981,925     (1,901,000)
Cash and Cash Equivalents at Beginning of Year                             5,197,549      2,215,624      4,116,624
                                                                        ------------    -----------    -----------
Cash and Cash Equivalents at End of Year                                $ 10,234,224    $ 5,197,549    $ 2,215,624
                                                                        ============    ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                         $     27,529    $    28,290    $    97,775
                                                                        ============    ===========    ===========
  Income taxes paid                                                     $  3,076,269    $ 2,173,715    $   428,239
                                                                        ============    ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:
  Additions to capital leases                                           $    133,088    $          0   $    40,362
                                                                        ============    ============   ===========

See notes to consolidated financial statements.

                                  CERBCO, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

1.       Summary of Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Copy Products, Inc. ("Capitol Copy"); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany balances and transactions have been eliminated in consolidation.

Business Operations

         CERBCO is a parent holding company with controlling interests in two principal subsidiaries, each of which is in a separate industry segment. Insituform East, operating pursuant to sublicense agreements with Insituform Technologies, Inc. ("ITI"), provides a patented process called "Insituform" primarily to municipalities and state agencies for the repair and reconstruction of sewers and other types of pipelines. The Insituform(R) process creates a hard, jointless, impact and corrosion resistant Insitupipe(R) product inside deteriorating pipes, with a principal benefit that it can usually be installed without excavation. Capitol Copy is in the business of selling, servicing and providing supply products for copier and facsimile equipment, operating pursuant to certain dealer agreements, primarily with Canon, U.S.A., Inc.

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

         Betterments or improvements which increase the estimated useful life of an asset are capitalized. Repairs and maintenance are charged directly to expense as incurred. The Company incurred repair and maintenance costs of approximately $1,055,000, $824,000 and $567,000 in fiscal years 1996, 1995 and
1994, respectively.

Goodwill

         The excess of cost over the fair values of the Insituform East and Capitol Copy net tangible assets ("goodwill") acquired in 1985 and 1987, respectively, is amortized using the straight-line method over forty years. The Company annually reviews its goodwill recoverability by assessing the historical profitability of its segments and expectations as to future nondiscounted cash flows and operating income for each segment, as well as: the continued use of the segments' names; the continued use of Insituform East's license agreements and the status of various patents which govern the Insituform process; and the success of Capitol Copy in meeting its commitments under its dealer agreements. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 1996.

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result from recognizing certain items of income and expense in consolidated financial statements in different years from those in income tax returns. These temporary differences relate principally to use of accelerated depreciation methods for tax purposes; timing of the payment of compensated absences; timing of the recognition of income from the Company's investment in MIDSOUTH Partners (see
Note 6: Investment in MIDSOUTH Partners); and timing of the recognition of income from certain lease transactions and maintenance contracts.

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

         Insituform East and Capitol Copy file separate federal and state tax returns, and their provisions are combined with CERBCO's consolidated provision.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

          Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), issued by the Financial Accounting Standards Board is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are also effective for financial statements for fiscal years beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans. As allowed under the provisions of SFAS No. 123, the Company intends to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company would be required to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Thus, adoption during the fiscal year ending June 30, 1997, should have no effect on the Company's financial position or results of operations.

2.       Accounts Receivable

         Accounts receivable consist of:
                                                 1996            1995
                                             -----------     -----------

         Due from municipal and commercial
           customers                         $ 8,113,075     $ 6,195,486
         Miscellaneous                           426,831         245,857
                                             -----------     -----------
                                               8,539,906       6,441,343
         Less: Allowance for doubtful
           accounts                              (42,856)        (55,000)
                                             -----------     -----------
                                             $ 8,497,050     $ 6,386,343
                                             ===========     ===========

3.       Inventories

         Inventories consist of:
                                                 1996        1995
                                                 ----        ----

         Pipeline rehabilitation materials   $1,159,532   $1,111,202
         Copier and facsimile equipment       1,662,375    1,274,977
         Copier and facsimile supplies          182,475      172,908
         Copier and facsimile parts             331,670      272,916
                                             ----------   ----------
                                             $3,336,052   $2,832,003
                                             ==========   ==========

4.       Equity in Insituform East

         At June 30, 1996 and 1995, CERBCO beneficially held 1,100,000 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.1% of the Common Stock, 99.5% of the Class B Common Stock, 32.0% of the total equity and 57.7% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of the directors by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 1996, 1995 or 1994. If all the options and warrants outstanding at June 30, 1996 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 55.0%, respectively.

         From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. No shares were purchased in 1996, 1995 or 1994.

5.       Equity in Capitol Copy

         At June 30, 1996 and 1995, CERBCO beneficially held 800 shares, and Capitol Copy's president held 400 shares, of Capitol Copy Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Copy stock.

6.       Investment in MIDSOUTH Partners

          CERBCO's consolidated financial statements as of June 30, 1996 and for the year then ended include the accounts of MIDSOUTH Partners, Insituform East's majority controlled subsidiary partnership since June 12, 1996. MIDSOUTH Partners was organized as Insituform MIDSOUTH, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. MIDSOUTH Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at June 30, 1996 are Insitu, Inc., a wholly-owned subsidiary of Insituform East; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform California, Inc., also an affiliate of ITI.

          Management and conduct of the business of MIDSOUTH Partners is vested in a Management Committee. The seven-member Partnership Management Committee consisted of four Insitu, Inc. representatives, two E-Midsouth, Inc. representatives and one Insituform California, Inc. representative at June 30, 1996. Insituform East did not have majority representation on the Partnership Management Committee prior to a June 12, 1996 arbitration award, which, in connection with a default of the Partnership Agreement by E-Midsouth, Inc., granted Insitu, Inc. the unilateral right to appoint an additional Management Committee member in place of an E-Midsouth, Inc. representative.

       Partnership profits and losses are allocated to the partners as follows:
                       Insitu, Inc.                           42.5%
                       E-Midsouth, Inc.                       42.5%
                       Insituform California, Inc.            15.0%

         The following is condensed financial information of MIDSOUTH Partners at June 30, 1996, 1995 and 1994, and for each of the three years in the period ended June 30, 1996:

                                               1996         1995         1994
                                            ----------   ----------   ----------

Cash                                        $  678,176   $  241,094   $  210,487
Accounts receivable                          2,193,636    2,249,690    1,162,273
Inventories                                    445,210      431,738      252,262
Property, plant and equipment, Net           1,298,593    1,319,303      937,901
Other assets                                   129,359      185,097      138,807
                                            ----------   ----------   ----------
                   Total Assets             $4,744,974   $4,426,922   $2,701,730
                                            ==========   ==========   ==========

Current liabilities$                           581,228   $  859,489   $  533,470
Long-term obligations under capital lease      112,732       22,196       71,370
                                            ----------   ----------   ----------
                   Total Liabilities        $  693,960   $  881,685   $  604,840
                                            ==========   ==========   ==========

Revenues                                    $8,395,698   $8,894,746   $6,185,972
                                            ==========   ==========   ==========

Gross Profit                                $2,074,144   $2,739,390   $1,303,112
                                            ==========   ==========   ==========

Partnership Earnings                        $1,145,777   $1,738,347   $  364,204
                                            ==========   ==========   ==========

7.       Discontinued Operations

         On June 11, 1993, the Company adopted a formal plan to discontinue providing cement mortar lining services conducted through its pipeline rehabilitation segment, Insituform East. This plan included declining to bid on future cement mortar lining contracts, fulfilling existing commitments and selling remaining equipment and materials associated with this service capability. The Company substantially completed two existing contracts in progress and sold substantially all remaining equipment and materials during the year ended June 30, 1994. Sales revenues from cement mortar lining activities for the year ended June 30, 1994 was $1,080,773. This amount is not included in sales in the accompanying Consolidated Statements of Earnings.

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

8.       Supplemental Executive Retirement Plan

         The Company has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was $77,784, $67,932 and $31,740 for the fiscal years ended June 30, 1996, 1995 and
1994, respectively.

         To facilitate the payment of benefits, the Company has established a trust. Funds in the trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of life insurance in the amounts of $498,974 and $254,060 at June 30, 1996 and 1995, respectively. This trust is subject to the claims of the Company's creditors in the event of bankruptcy or insolvency.

9.       Loans Payable

         Insituform East maintains a $3,000,000 bank line of credit which is currently available to it through December 31, 1997. Interest on borrowings against this line of credit is payable monthly at the bank's prime rate. The line is unsecured; however, Insituform East must comply quarterly with financial liquidity, net worth, tangible net worth and debt to equity leverage covenants. At June 30, 1996, the amount available as undrawn on this line was $3,000,000. Capitol Copy had a $1,500,000 bank line of credit which expired January 31, 1995. Capitol Copy did not deem it necessary to renew such line, as both it and Insituform East have agreements in place with the parent company, CERBCO, whereby each may borrow up to $1,000,000 for operating purposes from CERBCO at interest rates not less than the subsidiary would pay to its respective bank. At June 30, 1996, neither subsidiary had amounts outstanding under these agreements.

10.      Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                            1996         1995
                                                        ----------   ----------

             Accounts payable                           $1,075,893   $1,366,338
             Accrued compensation and related expenses   2,302,320    1,885,596
             Dividends payable                             251,042      177,643
                                                        ----------   ----------
                                                        $3,629,255   $3,429,577
                                                        ==========   ==========

11.      Long-Term Debt

         Long-term debt consists of:

                                                           1996        1995
                                                           ----        ----
         Installment note payable due in full in
           September 1996, with equal monthly
           payments of $1,734 including
           interest at 11.5%                             $ 5,104    $ 24,119

         Less:  Current portion                           (5,104)    (19,015)
                                                         -------    --------
                                                         $     0    $  5,104
                                                         =======    ========

12.       Commitments

          The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $500,000, $480,000 and $328,000 for the years ended June 30, 1996, 1995 and 1994, respectively. In addition, the Company obtains vehicles and computer and other office equipment under long-term capital leases. The net book value of equipment under capital leases was $166,912 and $61,396 as of June 30, 1996 and 1995, respectively. Minimum future rental commitments under long-term capital and operating leases in effect at June 30, 1996, are as follows:

                                              Capital  Operating
                                              Leases     Leases

                                  1997      $  78,936  $ 298,358
                                  1998         59,964    138,591
                                  1999         49,900    101,775
                                  2000         41,580     52,154
                                  2001         19,500     52,154
                   2002 and thereafter         14,625     26,077
                                            ---------  ---------
                Total Minimum Payments      $ 264,505  $ 669,109
                                                       =========
                        Less:  Interest       (78,485)
                                            ---------
     Present Value of Minimum Payments      $ 186,020
                                            =========

          The Company's pipeline rehabilitation using the Insituform process is performed under seven sublicense agreements with ITI. These sublicenses grant the Company exclusive rights to perform the Insituform process in the states of Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, Kentucky, Tennessee and northern Mississippi. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of either party. The agreements obligate the Company to pay ITI a royalty equal to 8% of the gross contract price of all contracts performed utilizing the process, less certain fees. The total royalty expense was approximately $1,847,000, $1,354,000 and $920,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

          The Company has also entered into license agreements for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark. The Company has committed to pay royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

          The Company has supply agreements with ITI committing the Company to purchase 90% of its Insitutube(R) material requirements from ITI. As a result of certain terms not previously fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreements. These agreements, which presently extend through April 30, 1997, are renewable annually unless notice of termination is provided by either party six months prior to the end of the current renewal period. During the three years ended June 30, 1995, the Company purchased substantially all of its Insitutube from ITI.

13.       Contingencies

          As previously reported by the Company, in March 1990, the controlling stockholders of the Company, Messrs. George Wm. Erikson and Robert W. Erikson (together, the "Eriksons"), executed a letter of intent and subsequently executed four amendments thereto (collectively referred to herein as the "Letter of Intent") with Insituform Technologies, Inc. ("ITI") to effect a sale of their controlling interest in the Company to ITI for $6,000,000 (the "Proposed Transaction"). The Proposed Transaction, if consummated, would have had the effect of making ITI the controlling stockholder of the Company, and, indirectly, of each of the Company's three direct subsidiaries at the time, Insituform East, Capitol Copy, and CERBERONICS. In September 1990, the Eriksons informed the Company that the Letter of Intent had expired without consummation of any transaction, that it would not be further extended, that negotiations had ceased, and that the Eriksons had no further intention at the time of pursuing the proposed sale of their controlling interest in the Company to ITI.

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

          The plaintiffs filed a Notice of Appeal with the Delaware Supreme Court on August 30, 1995. Briefing was completed on December 6, 1995. Oral argument was held on January 18, 1996. On April 10, 1996, the Delaware Supreme Court issued its decision. The Court ruled that "[t]he Eriksons were entitled to profit from their control premium and to that end compete with CERBCO but only after informing CERBCO of the opportunity" for a transaction with ITI. Although the Eriksons were deemed to have breached their duty of loyalty, the Supreme Court affirmed the finding of the Court of Chancery that there was no viable transaction that could take place between CERBCO and ITI, given the Eriksons' ability to veto such a transaction as controlling shareholders of CERBCO. Therefore, no damages could be awarded for the loss of a transaction that had a "zero probability of occurring due to the lawful exercise of statutory rights." The Supreme Court did rule, however, that the Eriksons were liable to CERBCO for $75,000 they received from ITI for extending the Letter of Intent (the "Extension Fee"), and had to reimburse the expenses, if any, that CERBCO "incurred to accommodate the Eriksons' pursuit of their own interests" prior to the abandonment of the proposed transaction with ITI. The Supreme Court concluded that the Chancery Court's opinion was therefore "affirmed in part and reversed in part, and this matter is remanded to the Court of Chancery for further determination of damages. Once those damages are fixed, the [Chancery] court should proceed to examine anew any petition for counsel fees on behalf of the plaintiffs." The Eriksons filed motions for reargument and for rehearing en banc, which motions the Supreme Court denied, and on May 15, 1996, the case was remanded to the Court of Chancery.

          On May 20, 1996, the plaintiffs filed a motion for post-remand relief in the Court of Chancery, seeking (a) a "disgorgement of benefits" allegedly received by the Eriksons in the aggregate amount of $451,000; (b) "damages attributable to the Eriksons' breach of fiduciary duty" in an aggregate amount of almost $1.4 million; and (c) certain injunctive relief against the Eriksons with respect to "any further negotiations with ITI respecting ITI's interest in obtaining control of [Insituform East]." The Eriksons and the plaintiffs filed briefs in connection with the plaintiffs' motion. Oral argument on the motion was presented to the Court of Chancery on July 15, 1996.

          On September 13, 1996, the Court of Chancery issued its decision on remand. The Court ruled that the Eriksons were obligated to pay CERBCO the principal amount of $188,200, plus interest, representing legal fees paid to the law firm of Morgan, Lewis & Bockius as counsel for the special committee of the CERBCO Board of Directors that was appointed in 1990 in connection with the Proposed Transaction. The Court of Chancery also ruled that the Eriksons were obligated to pay CERBCO interest on the $75,000 Extension Fee the Supreme Court had ordered the Eriksons to pay to CERBCO. All of the plaintiffs' other claims were rejected, except that the Court ruled it was premature to determine plaintiffs' claim that the Eriksons were obligated to reimburse CERBCO for advances to them of the defense costs of the litigation. The order and judgment embodying the Court's rulings have not yet been entered and, accordingly, the time for filing any appeals from the Court of Chancery's decision on remand has not yet commenced. The Eriksons have advised the Company they are likely to appeal the judgment. The plaintiffs have not yet submitted a petition in the Court of Chancery for counsel fees as contemplated by the April 10, 1996 Delaware Supreme Court decision.

          As previously reported by the Copmpany, in January 1993, a separate lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the Superior Court of the District of Columbia (the "D.C. Complaint"). The plaintiffs are the same two stockholders, and a former director of the Company, and have alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. The plaintiffs also claim that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. The plaintiffs claim that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. complaint seeks to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6,000,000 for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages. Although the complaint states that it was filed on behalf of the Company, management does not believe that Rogers & Wells should be sued on any of the claims set forth in the complaint.

          Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay in the proceedings was granted until after the Delaware trial. After the Court of Chancery's August 9, 1995 opinion was rendered, the parties to the Superior Court action filed status reports. On November 13, 1995, plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal to the Delaware Supreme Court. In accordance with a status report filed by the parties with the Superior Court on or about June 28, 1996, the stay of the District of Columbia action was continued at least until such time as the Delaware Court of Chancery ruled upon the plaintiffs' pending motion for post-remand relief.

          Management believes ultimate resolution of these matters will not have a material effect on the financial statements. Accordingly, no provision for these contingencies has been reflected therein.

          CERBCO is involved in other contingencies, none of which could, in the opinion of management, materially affect the Company's financial position or results of operations.

14.       Common Stock

          The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In 1996, 112 shares of Class B Common Stock were converted to Common Stock. In 1995, no shares of Class B Common Stock were converted to Common Stock. In 1994, 56 shares of Class B Common Stock were converted to Common Stock.

          Each share of Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes, except with respect to the election of directors and any other matter requiring the vote of shareholders separately as a class. The holders of Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes twenty-five percent (25%) of the authorized number of members of the Board of Directors and, if such 25% is not a whole number, then the holders of Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of such membership. The holders of Class B Common Stock, also voting as a separate class, are entitled to elect the remaining directors. In addition, the holders of Common Stock have certain dividend preferences.

15.      Income Taxes

         The  provision for taxes is composed of the following (in thousands):

                                    1996      1995     1994
                                  -------    ------   ------
Current:
  Federal                         $ 2,662    $2,418   $  981
  State                               424       497      240
                                  -------    ------   ------
    Total current                   3,086     2,915    1,221
                                  -------    ------   ------
Deferred:
  Federal                            (201)       46       53
  State                               (31)        4        6
                                  -------    ------   ------
    Total deferred                   (232)       50       59
                                  -------    ------   ------
      Total provision for taxes   $ 2,854    $2,965   $1,280
                                  =======    ======   ======

          The provision for income taxes is different from that computed using the statutory Federal income tax rate of 34% for the following reasons (in thousands, except percentages):

                                                         1996               1995             1994
                                                 -----------------  -----------------  ------------------
                                                 Amounts        %   Amounts        %   Amounts        %

Taxes computed at statutory rate                 $ 2,588      34.0  $ 2,245      34.0  $   859      34.0
Increase (decrease) in taxes resulting from:
  State and local income taxes, net of Federal
    income tax benefit                               279       3.6      325       4.9      140       5.5
  Non-taxable income                                   0       0.0       (1)      0.0       (4)     (0.2)
  Nondeductible items                                 99       1.3       76       1.2       74       2.9
  Effect of NOL                                      112       1.5      299       4.5      185       7.3
  Federal taxes on partnership income
    attributable to  non-owned interests            (224)     (2.9)       0       0.0        0       0.0
  Other                                                0       0.0       21       0.3       26       1.1
                                                 -------      ----  -------      ----  -------      ----
    Total provision for taxes                    $ 2,854      37.5  $ 2,965      44.9  $ 1,280      50.6
                                                 =======      ====  =======      ====  =======      ====

          The components of the deferred tax provisions are as follows (in thousands):

                                1996     1995    1994
                                ----     ----    ----

MIDSOUTH Partners operations   $ (76)   $ 126    $ 101
Depreciation                      38        0      (38)
Deferred compensation              4       28       11
Deferred revenue                (155)    (107)      21
Other                            (43)       3      (36)
                               -----    -----    -----
  Total deferred taxes         $(232)   $  50    $  59
                               =====    =====    =====

          The Company has tax basis net operating losses of approximately $900,000 that may be carried forward to offset future income tax liabilities. These carryforwards will expire in fiscal years 2005 through 2011.

          Deferred Income Taxes, provided for the tax effect of cumulative temporary differences between income tax and financial reporting purposes, consists of the following (in thousands):

                                1996     1995
                                ----     ----

Depreciation                   $(980)   $(942)
NOL carryforwards                352      340
MIDSOUTH Partners operations     (85)    (161)
Deferred compensation             34       38
Deferred revenue                 262      107
Valuation allowance             (352)    (340)
Other                            125       82
                               -----    -----
                               $(644)   $(876)
                               =====    =====

16.       Earnings Per Share

          Earnings per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents during each period. The following numbers of shares have been used in the computations:

             1996                1995                1994
             ----                ----                ----

          1,465,169            1,459,848           1,457,456
          =========            =========           =========

17.       Retirement Benefit Plans

          Employees of  Insituform  East and MIDSOUTH  Partners who meet certain minimum eligibility requirements and who are not covered by a collective bargaining agreement participate in separate profit-sharing plans. No employees were covered by collective bargaining agreements as of June 30, 1996. Contributions to the plan are determined annually by the respective companies. Contributions to Insituform East's plan were $198,844, $183,489 and $84,775 in fiscal years 1996, 1995 and 1994, respectively. The contribution to MIDSOUTH Partners' plan was $64,878 in fiscal year 1996.

          Employees of Capitol Copy who meet certain minimum eligibility requirements also participate in a profit-sharing plan. Contributions are determined annually by Capitol Copy's Board of Directors. No contributions were made in fiscal year 1996. Contributions to the plan were $55,052 and $48,864 in fiscal years 1995 and 1994, respectively.

18.       Stock Option Plans

          CERBCO granted options under the Directors' Stock Option Plan on 3,000 shares of CERBCO's Common Stock on December 15, 1995 and 6,000 shares of CERBCO's Common Stock on December 16, 1994 and December 17, 1993, at the option prices of $6.375, $5.125 and $3.50, respectively, per share, exercisable within three years of the date of the grant. The following is a summary of transactions:

                                                  Shares under Option
                                               1996      1995      1994
                                               ----      ----      ----

         Outstanding, beginning of year      18,000     18,000    12,000
         Granted during the year              3,000      6,000     6,000
         Exercised during the year           (6,000)    (4,500)        0
         Expired/canceled during the year         0     (1,500)        0
                                            -------    -------    ------
         Outstanding, end of year            15,000     18,000    18,000
                                            =======    =======    ======

          At June 30, 1996, there were no remaining shares reserved for future grants under the Directors' Stock Option Plan.

          On June 6, 1987, CERBCO granted under the 1986 Employee Stock Option Plan options on 51,483 shares of Common Stock to its officers, and the officers and managers of CERBERONICS, at an option price of $7.00 per share exercisable within ten years of the date of the grant. There were no additional grants or exercise of options available under this plan in fiscal year 1996. This plan automatically terminated on June 28, 1996.

                                                    Shares under Option
                                                    1995           1994
                                                    ----           ----

          Outstanding, beginning and end of year   10,336         10,336
                                                   ======         ======

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

(in thousands)                                                   1996        1995        1994
- -------------                                                  --------    --------    --------
Sales to Unaffiliated Customers:
Pipeline rehabilitation                                        $ 30,471    $ 21,594    $ 14,804
  Copier equipment products and services                         20,209      17,549      15,042
                                                               --------    --------    --------
    Total sales                                                $ 50,680    $ 39,143    $ 29,846
                                                               ========    ========    ========

Earnings (Loss) before Income Taxes and Non-Owned Interests:
  Pipeline rehabilitation                                      $  3,042    $  2,490    $   (204)
  Copier equipment products and services                          4,462       4,054       3,004
  General corporate expenses                                       (491)       (961)       (566)
                                                               --------    --------    --------
    Operating profit                                              7,013       5,583       2,234
  Equity in earnings of unconsolidated affiliate                      0         739         155
  Other income                                                      788         467         409
  Other expenses                                                   (187)       (187)       (272)
                                                               --------    --------    --------
    Earnings before income taxes and non-owned interests       $  7,614    $  6,602    $  2,526
                                                               ========    ========    ========

Net Earnings (Loss) Contribution by Segment:
  Pipeline rehabilitation                                      $    537    $    678    $     47
  Copier equipment products and services                          1,808       1,593       1,110
  Corporate                                                        (290)       (880)       (569)
                                                               --------    --------    --------
  Earnings from continuing operations                             2,055       1,391         588
  Discontinued operations                                             0         151         731
                                                               --------    --------    --------
    Net earnings                                               $  2,055    $  1,542    $  1,319
                                                               ========    ========    ========
Assets:
  Pipeline rehabilitation                                      $ 23,190    $ 19,459    $ 16,785
  Copier equipment products and services                         10,120       7,514       6,105
  Corporate                                                       6,141       6,007       6,617
                                                               --------    --------    --------
    Total assets                                               $ 39,451    $ 32,980    $ 29,507
                                                               ========    ========    ========

Capital Expenditures:
  Pipeline rehabilitation                                      $  2,057    $  1,499    $    631
  Copier equipment products and services                             55         129         171
  Corporate                                                           0           0           0
                                                               --------    --------    --------
    Total capital expenditures                                 $  2,112    $  1,628    $    802
                                                               ========    ========    ========

Depreciation and Amortization:
  Pipeline rehabilitation                                      $  1,633    $  1,044    $  1,004
  Copier equipment products and services                            222         225         209
  Corporate                                                          94          95          96
                                                               --------    --------    --------
    Total depreciation and amortization                        $  1,949    $  1,364    $  1,309
                                                               ========    ========    ========

          During the year ended June 30, 1996, the Federal government (collectively), a county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's pipeline rehabilitation sales. During the year ended June 30, 1995, the Federal government (collectively), the same regional sanitary authority in southwest Ohio and Washington Metropolitan Area
Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of these sales. During the year ended June 30, 1994, the Federal government (collectively) accounted for 15% of these sales. No single customer accounted for 10% or more of the Company's copier machine products and service sales during the last three fiscal years.

20.       Unaudited Quarterly Financial Data

          The  following  table  provides   summarized   quarterly   results  of
operations for fiscal years 1996 and 1995 (in thousands, except per share information):

                                                      Three Months Ended
1996                              September 30    December 31      March 31        June 30
- ----                              ------------    -----------      --------        -------

Sales                                $13,280         $13,718        $11,721        $11,961
Gross profit                           4,581           4,687          3,510          3,577
Net earnings                             591             532            383            549
Net earnings per share                  0.40            0.37           0.26           0.37

                                                      Three Months Ended
1995                              September 30    December 31      March 31      June 30
- ----                              ------------    -----------      --------      -------

Sales                                 $8,859         $10,425         $9,615        $10,244
Gross profit                           3,029           3,505          3,661          3,653
Earnings from continuing operations      341             330            201            519
Net earnings                             341             478            204            519
Net earnings per share:
  Continuing operations                 0.23            0.23           0.14           0.36
  Net earnings                          0.23            0.33           0.14           0.36

                                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)      Identification of CERBCO Directors

Name                      Age      Director Since     Other Positions with Registrant

Robert W. Erikson         51       December 1974(1)   President & Treasurer
George Wm. Erikson        54       November 1975(1)   Chairman & General Counsel
Webb C. Hayes, IV         48       April 1991         None
Paul C. Kincheloe, Jr.    55       April 1991         None

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

(b) Identification of CERBCO Executive Officers and (Principal Officer of Each Subsidiary)

Name                   Age      Position(s)                    Held Since

Robert W. Erikson      51       President & Treasurer          February 1988
George Wm. Erikson     54       Chairman & General Counsel     February 1988
Robert F. Hartman      49       Vice President, Secretary &
                                  Controller                   February 1988 (1)
(Robert W. Erikson)    51       President (Insituform East)    September 1991
(Armen A. Manoogian)   53       President (Capitol Copy)       October 1987

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

(d)      Family Relationships

          Mr. Robert Erikson, Director, President and Treasurer, and Mr. George Erikson, Director, Chairman and General Counsel are brothers.

(e)      Business Experience

          (1) Mr. Robert Erikson was a Supply Corps officer in the Navy from 1968 through 1972. Mr. Erikson joined CERBERONICS in December 1972. In May 1974, he was elected Vice President of Finance and Administration and, in December 1974, he became Executive Vice President, Treasurer and a Director. In October 1977, he was elected President. In February 1988, he was elected President and Treasurer of CERBCO. Mr. Erikson currently is a Director and Vice Chairman of Capitol Copy, a Director, Vice Chairman and President of Insituform East and serves as a member of the Chief Executive Officer Committee of Capitol Copy and Insituform East. He was a Director of Palmer National Bancorp, Inc. and The Palmer National Bank from 1983 to 1996, and is a Director of The Palmer National Bank's successor, The George Mason Bank, N.A., since May 1996. Mr. Erikson holds a B.A. degree in Engineering and Economics from Brown University and an M.B.A. degree from The George Washington University.

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

                  Mr. Hartman joined CERBERONICS in August 1979 as Controller and Manager of the Accounting Department. In November 1981, he was elected Assistant Vice President and in April 1984, he was elected Vice President & Treasurer, in which positions he served until his departure from CERBERONICS in September 1985. From October 1985 to February 1988, Mr. Hartman was Controller of Dynamac International, Inc. He returned to CERBERONICS and his former positions in February 1988 and, in addition, was elected Vice President and Controller of CERBCO. In June 1991, he joined Insituform East as Vice President of Administration and was elected Secretary of CERBCO, Insituform East and Capitol Copy. From 1976 to 1977, Mr. Hartman was an accountant for Coopers & Lybrand, and from 1977 to 1979, he was a partner in the accounting firm of Hartman and Hartman. Mr. Hartman is a Certified Public Accountant and holds a B.S. degree from the United States Naval Academy, a B.A. degree from the University of South Florida and an M.B.A.
degree from The George Washington University.

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

               Mr. Hayes is a Director and Executive Vice President of George Mason Bankshares, Inc. and Chairman, President and CEO of The George Mason Bank, N.A., since May 1996. Previously, he was Chairman of the Board of Palmer National Bancorp, Inc. and The Palmer National Bank from March 1985 to May 1996, and President and Chief Executive Officer from March 1983 to May 1996. Mr. Hayes serves as a Director of Insituform East and Capitol Copy. He is also a Director of Citizens Corporation in Eastman, Georgia, and is a member of the Board of Visitors of the University of North Carolina. In January 1995, he completed a three year term as a Director of the Federal Reserve Bank of Richmond. He holds a B.A. degree from the University of North Carolina and an executive management degree from Columbia University School of Business.

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

(f)      Involvement in Certain Legal Proceedings

         Not applicable.

Item 11.Executive Compensation

         CERBCO is a parent holding company with controlling interests in two principal subsidiaries, Insituform East ("IEI") and Capitol Copy Products
("CCP"). CERBCO officers participate also in the management of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and/or its subsidiaries for the fiscal years ended June 30, 1996, 1995 and 1994:

                                             SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                                                                      ---------------------------
                                                        Annual Compensation                   Awards     Payouts
                                              --------------------------------------  -----------------  -------
      Name                                                        Other        Total   Restricted
      and                                                         Annual       Annual     Stock  Options/  LTIP    All Other
    Principal                                  Salary    Bonus Compensation Compensation Awards    SARs  Payouts Compensation
    Position                    Year             ($)      ($)    ($) (2)         ($)     ($)      (#)      ($)        ($)
Robert W. Erikson               1996   CERBCO  $10,677       $0      $0      $10,677     $0         $0     $0           $0
Director, President                    IEI     201,555   22,393       0      223,948      0     15,000      0        9,014  (3)
 & Treasurer (1)                       CCP      62,784   22,812       0       85,596      0          0      0            0
                                              --------  -------      --     --------     ---   -------     ---     -------
                                              $275,016  $45,205      $0     $320,221     $0    $15,000     $0       $9,014
                                              ========  =======      ==     ========     ===   =======     ===     =======
                                1995   CERBCO  $10,412       $0      $0      $10,412     $0     $1,500     $0           $0
                                       IEI     196,555   31,457       0      228,012      0     15,000      0       10,118
                                       CCP      61,063   28,267       0       89,330      0          0      0        1,549
                                              --------  -------      --     --------     ---   -------     ---     -------
                                              $268,030  $59,724      $0     $327,754     $0    $16,500     $0      $11,667
                                              ========  =======      ==     ========     ===   =======     ===     =======

                                1994   CERBCO  $10,000       $0      $0      $10,000     $0     $1,500     $0           $0
                                       IEI     188,559    2,086       0      190,645      0     15,000      0       18,322
                                       CCP      57,432   17,262       0       74,694      0          0      0        1,501
                                              --------  -------      --     --------     ---   -------     ---     -------
                                              $255,991  $19,348      $0     $275,339     $0    $16,500     $0      $19,823
                                              ========  =======      ==     ========     ===   =======     ===     =======

George Wm. Erikson              1996   CERBCO  $10,677       $0      $0      $10,677     $0         $0     $0           $0
Director, Chairman                     IEI     201,555   22,393       0      223,948      0     15,000      0       11,264  (3)
 & General Counsel (1)                 CCP      62,784   22,812       0       85,596      0          0      0
                                              --------  -------      --    --------     ---   -------     ---     -------
                                              $275,016  $45,205      $0     $320,221     $0    $15,000     $0      $11,264
                                              ========  =======      ==     ========     ===   =======     ===     =======

                                1995   CERBCO  $10,412       $0      $0      $10,412     $0     $1,500     $0           $0
                                       IEI     196,555   31,457       0      228,012      0     15,000      0       12,033
                                       CCP      61,063   28,267       0       89,330      0          0      0        1,549
                                              --------  -------      --     --------     ---   -------     ---     -------
                                              $268,030  $59,724      $0     $327,754     $0     16,500     $0      $13,582
                                              ========  =======      ==     ========     ===   =======     ===     =======

                                1994   CERBCO  $10,000       $0      $0      $10,000     $0     $1,500     $0           $0
                                       IEI     188,559    2,086       0      190,645      0     15,000      0       19,683
                                       CCP      57,432   17,262       0       74,694      0          0      0        1,501
                                             --------   -------      --     --------     ---   -------     ---     -------
                                              $255,991  $19,348      $0     $275,339     $0    $16,500     $0      $21,184
                                              ========  =======      ==     ========     ===   =======     ===     =======

Robert F. Hartman               1996   CERBCO  $10,677       $0      $0      $10,677     $0         $0     $0           $0
Vice President,                        IEI      85,891    9,542       0       95,433      0          0      0        6,666  (3)
 Secretary &                                  --------   ------      --     --------     ---   -------     ---      ------
 Controller                                    $96,568   $9,542      $0     $106,110     $0         $0     $0       $6,666
                                              ========  =======      ==     ========     ===   =======     ===     =======

                                1995   CERBCO  $10,412       $0      $0      $10,412     $0         $0     $0           $0
                                       IEI      83,664   13,390       0       97,054      0          0      0        5,754
                                              --------  -------      --     --------     ---   -------     ---     -------
                                               $94,076  $13,390      $0     $107,466     $0         $0     $0       $5,754
                                              ========  =======      ==     ========     ===   =======     ===     =======

                                1994   CERBCO  $10,000       $0      $0      $10,000     $0         $0     $0           $0
                                       IEI      80,254      888       0       81,142      0          0      0        6,632
                                              --------  -------      --     --------     ---   -------     ---     -------
                                               $90,254     $888      $0      $91,142     $0         $0     $0       $6,632
                                              ========  =======      ==     ========     ===   =======     ===     =======

Armen A. Manoogian              1996   CCP    $235,660  $85,545  $8,736     $329,941     $0         $0     $0       $7,500  (4)
[Subsidiary                                   ========  =======  ======     ========     ===   =======     ===     =======
  President, CCP] (3)
                                1995   CCP    $224,955 $105,962  $8,400     $339,317     $0         $0     $0       $6,129
                                              ========  =======  ======     ========     ===   =======     ===     =======

                                1994   CCP    $215,775  $69,283  $7,996     $293,054     $0         $0     $0       $5,898
                                              ========  =======  ======     ========     ===   =======     ===     =======

(1) The Company's Corporate Executive Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief Executive
Officer of the Company. Information concerning Messrs. George Erikson and Robert
Erikson is provided under the section entitled, "Proposal No. 1 - Election of Directors."
(2) None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus. The amounts reported represent payment for hours of leave in lieu of time off.
(3) Insituform East contributions to the IEI Advantage Plan, as described on pages 43 and 44.
(4) Capitol Copy contributions to the CCP Profit Sharing Plan, as described on page 45.


COMPENSATION PURSUANT TO PLANS

CERBCO, Inc. Plans

CERBCO Supplemental Executive Retirement Plan

         During fiscal year 1994, CERBCO entered into Supplemental Executive Retirement Agreements with Messrs. Robert Erikson, George Erikson and Robert Hartman pursuant to a Supplemental Executive Retirement Plan (the "CERBCO Supplemental Retirement Plan"). The agreements provide for monthly retirement benefits of 50% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries as defined in and limited by the executives' agreement, for Messrs. Robert Erikson and George Erikson. In the case of Mr. Robert Hartman, the agreement provides for 25% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries as defined in and limited by the executive's agreement. Each covered executive's benefit under the Plan is payable in equal monthly amounts for the remainder of the covered executive's life beginning as of any date on or after his 62nd birthday (at the covered executive's election) but not before his termination of service. Payments under the CERBCO
Supplemental Retirement Plan are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

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

The following tables set forth the annual retirement benefits that would be received under the CERBCO Supplemental Retirement Plan at various compensation levels after the specified years of service:

Pension Plan Table Where Formula Provides 50% of Compensation (1)

(Final)                 Years of Service (Under Plan)
                        -----------------------------
Remuneration    15         20         25         30         35
- ------------    --         --         --         --          --

$125,000   $ 58,594   $ 62,500   $ 62,500   $ 62,500   $ 62,500
$150,000   $ 70,313   $ 75,000   $ 75,000   $ 75,000   $ 75,000
$175,000   $ 82,031   $ 87,500   $ 87,500   $ 87,500   $ 87,500
$200,000   $ 93,750   $100,000   $100,000   $100,000   $100,000
$225,000   $105,469   $112,500   $112,500   $112,500   $112,500
$250,000   $117,188   $125,000   $125,000   $125,000   $125,000
$300,000   $140,625   $150,000   $150,000   $150,000   $150,000
$350,000   $154,627   $175,000   $175,000   $175,000   $175,000
$400,000   $154,627   $182,101   $200,000   $200,000   $200,000
$450,000   $154,627   $182,101   $201,055   $221,961   $225,000
$500,000   $154,627   $182,101   $201,055   $221,961   $245,085

(1) Assumes at the time the Plan was  established  (i) the individual is age 50,
(ii) maximum covered compensation is $250,000 and is increased 2% (compounded annually) each year of service after 1992, and (iii) retirement is effective at the beginning of the year.

Pension Plan Table Where Formula Provides 25% of Compensation (2)

(Final)              Years of Service (Under Plan)
                     -----------------------------
Remuneration    15       20        25        30        35
- ------------    --       --        --        --        --

$ 50,000   $ 8,929   $11,905   $12,500   $12,500   $12,500
$ 75,000   $13,393   $17,858   $18,750   $18,750   $18,750
$100,000   $17,858   $23,810   $25,000   $25,000   $25,000
$200,000   $21,206   $31,218   $36,190   $39,957   $44,115
$300,000   $21,206   $31,218   $36,190   $39,957   $44,115
$400,000   $21,206   $31,218   $36,190   $39,957   $44,115
$500,000   $21,206   $31,218   $36,190   $39,957   $44,115

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

     The following table sets forth information concerning vested annual benefits as of June 30, 1996 for the executives listed in the Summary Compensation Table covered by the CERBCO Supplemental Retirement Plan:

                                      Years of Credited      Current Annual        Vested         Vested
Name               Years of Service   Service Under Plan   Covered Compensation   Percentage   Annual Benefit
- ----               ----------------   ------------------   --------------------   ----------   --------------

Robert W. Erikson        23                     4                $265,302          22.22%         $29,478
George Wm. Erikson       20                     4                $265,302          26.67%         $35,374
Robert F. Hartman        15                     4                $ 95,509          20.00%         $ 4,775


CERBCO 1988 Plan of Reorganization and Merger

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

CERBCO 1986 Employee Stock Option Plan

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

     During fiscal year 1995, no options were granted to executive officers of CERBCO. This plan automatically terminated on June 28, 1996. All options granted under this plan in past years have expired.

CERBCO 1986 Directors' Stock Option Plan

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

     The terms of the CERBCO Directors' Plan contemplated that each director of the Company be granted an option to purchase 1,500 shares of the Company's Common Stock each year for five years, for a total of 7,500 shares of Common Stock per director, beginning in fiscal year 1986. On June 28, 1986, options on 1,500 shares of Common Stock were granted to each of the six CERBERONICS directors then in office. No additional options were granted until December 19, 1991. On December 19, 1991, the CERBCO Directors' Plan was amended by the CERBCO Board of Directors to ensure its original purpose by granting options to purchase 1,500 shares of Common Stock to CERBCO directors in fiscal 1992 and subsequent years, so that each director serving on the date of grant will receive options for a total amount of 7,500 shares over a five year period.
Messrs. Robert Erikson and George Erikson, being the only current directors having received options in 1986, each received options for a total amount of 6,000 shares over a four year period, from 1992 through 1995.

     On December 15, 1995, options on a total of 1,500 shares of Common Stock each were granted to Messrs. Kincheloe and Hayes at a per share option price of $6.375. With this grant, each current director has received options for a total of 7,500 shares. No further grants are anticipated under this plan. Options on a total of 6,000 shares available under this plan were exercised by directors of the Company during fiscal year 1996.

Insituform East, Incorporated Plans

Insituform East Employee Advantage Plan

     As executive officers of Insituform East, Messrs. Robert Erikson, George Erikson and Robert Hartman participate in the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"). The IEI Advantage Plan is a noncontributory profit sharing (retirement) plan in which all employees not covered by a collective bargaining agreement and employed with Insituform East for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Insituform East Board of Directors which determines, at its discretion, the amount of Insituform East's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of Insituform East, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of Insituform East's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation above FICA limits. Amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% of the contribution paid vests) and are fully vested after seven years of service.

     During fiscal year 1996, Insituform East contributed an amount equal to 4.0% of the total compensation paid to all participating employees.

Names and Capacities in Which                              Contributions for     Vested Percent
Cash Contributions Were Made                             Fiscal Year 1996 (1)    as of 6/30/96
- ----------------------------                             --------------------    -------------

George Wm. Erikson, Chairman                                   $ 9,014               100%
Robert W. Erikson, President                                   $ 9,014               100%
Robert F. Hartman, Vice
  President - Administration & Secretary                       $ 5,177                60%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)                     $45,714                N/A

(1) Total contributions to employees of $211,541 include Insituform East's contribution of $198,844 and reallocated amounts totaling $12,697 forfeited by former participants who terminated employment with Insituform East during fiscal year 1996.

     The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. During fiscal year 1996, as mandated by the plan, Insituform East contributed an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts.

Names and Capacities in Which                      Contributions for    Vested Percent
Cash Contributions Were Made                       Fiscal Year 1996     as of 6/30/96
- -----------------------------                      -----------------    -------------
George Wm. Erikson, Chairman                            $2,250              100%
Robert W. Erikson, President                            $    0              100%
Robert F. Hartman, Vice
  President - Administration & Secretary                $1,488              100%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)              $7,963               N/A

Insituform East 1985 Employee Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1985 Annual Meeting of Stockholders, the Insituform East, Incorporated 1985 Employee Stock Option Plan (the "IEI Employee Plan"). The purpose of the plan was to advance the growth and development of Insituform East by affording an opportunity to employees of Insituform East to purchase shares of Insituform East's Common Stock and to provide incentives for them to put forth maximum efforts for the success of Insituform East's business. Any employee of Insituform East who was employed on a full-time basis was eligible for participation. The IEI Employee Plan was administered by Insituform East's Stock Option Committee.

         During fiscal year 1996, no options were granted to executive officers of Insituform East. All options granted under this plan in past years expired prior to fiscal year 1996. This plan automatically terminated on February 17, 1996.

Insituform East 1994 Board of Directors' Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of Directors' Stock Option Plan (the "IEI 1994 Directors' Plan"). The purpose of this plan is to promote the growth and general prosperity of Insituform East by permitting Insituform East, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of Insituform East's Board of Directors with an additional incentive for such persons to contribute to the success of Insituform East. The IEI 1994 Directors' Plan is administered and options are granted by the Insituform East Board of Directors. As directors of Insituform East, Messrs. Robert Erikson and George Erikson participate in this plan.

         Each grant of options under the IEI 1994 Directors' Plan will entitle each Insituform East director to whom such options are granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Options are granted under the IEI Directors' Plan each year for five years to each member of the Board of Directors of Insituform East serving as such on the date of grant, i.e., for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of Insituform East) over a five year period. Under the terms of this plan, up to 525,000 shares of Insituform East's Common Stock have been reserved for directors of Insituform East.

         On December 8, 1995, options on a total of 105,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of seven directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $4.2188. No options available under this plan were exercised by directors of Insituform East during fiscal year 1996.

Insituform East 1989 Board of Directors' Stock Option Plan

          Insituform East adopted, with stockholder approval at the 1989 Annual Meeting of Stockholders, the Insituform East, Incorporated 1989 Board of
Directors Stock Option Plan (the "IEI 1989 Directors' Plan"). The purpose of this plan was the same as the IEI 1994 Directors' Plan. The plan is administered by the Insituform East Board of Directors. Options were first granted to directors on December 1, 1989 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1990, 1991, 1992 and 1993. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further optionsare anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. The plan will automatically terminate in 1999, unless terminated sooner by the Board of Directors. No options available under the plan were exercised by directors of Insituform East during fiscal year 1996. Under the terms of this plan, up to 180,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East.

Capitol Copy Products, Inc. Plans

Capitol Copy 401(k) Profit Sharing Plan

         As executive officers of Capitol Copy, Messrs. Robert Erikson, George Erikson and Armen Manoogian participate in the Capitol Copy Products, Inc. 401(k) Profit Sharing Plan (the "CCP Profit Sharing Plan"). All employees not covered by a collective bargaining agreement and employed with Capitol Copy for at least one year are eligible to participate in this salary reduction profit sharing plan. No employee is covered by a collective bargaining agreement. Each participant may elect to defer a portion of his compensation and receive an employer matching contribution as determined by the Board of Directors, at its discretion. In addition to, or in place of, the matching contribution, employees may receive a non-elective contribution at the discretion of the Board of Directors. Each participating employee is allocated a portion of the contribution based on the amount of that employee's compensation relative to the total compensation paid to all participating employees. The combined contribution by the participant and Capitol Copy may not exceed the lesser of $30,000 or 25% of the participant's compensation paid during the year. All amounts allocated under the CCP Profit Sharing Plan begin to vest after two years of service (at which time 20% of the contribution paid vests) and are fully vested after six years of service.

          During fiscal year 1996, Capitol Copy contributed an employer matching contribution equal to 100% of the participant's deferred compensation up to a maximum of 5% of the participant's total paid compensation for the year. The Company made no additional non-elective contributions.

Names and Capacities in Which                 Contributions for   Vested Percent
Cash Contributions Were Made                  Fiscal Year 1996    as of 6/30/96
- -----------------------------                 -----------------   --------------
George Wm. Erikson, Chairman                     $      0              100%
Robert W. Erikson, Vice Chairman                 $      0              100%
Armen A. Manoogian, President                    $  7,500              100%
Executive Officers of Capitol Copy as a Group,
  (6 persons, including those named above)       $ 19,770               N/A

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

         No options were granted under this plan to executive officers of Capitol Copy during fiscal year 1996. All options granted under this plan in past years were exercised prior to fiscal year 1996.

OPTION/SAR GRANTS

         No option or Stock Appreciation Right grants were made to any of the named executive officers during fiscal year 1996 under the CERBCO Employee Plan, the CERBCO Directors' Plan, the IEI Employee Plan, the IEI 1989 Directors' Plan or the CCP Incentive Plan. The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 1996, under the IEI 1994 Directors' Plan:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                        Potential Realized Value
                                                                                                         at Assumed Annual Rates
                                                                                                       of Stock Price Appreciation
                                                                   Individual Grants                            for Option Term
                                                            % of Total
                                                             Options/
                                               Option/     SARs Granted        Exercise
                                                SARs       to Employees         or Base    Expiration
Name                                         Granted(#)   in Fiscal Year       ($/Share)      Date         5% ($)      10%($)
- ----                                         ----------   --------------       ---------      ----         ------      ------

Robert W. Erikson
  IEI 1994 Directors' Plan                    15,000            14%           $4.2188        12/8/00      $17,484      $38,634

George Wm. Erikson
  IEI 1994 Directors' Plan                    15,000            14%           $4.2188        12/8/00      $17,484      $38,634

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

         No option or Stock Appreciation Right grants made under the CERBCO Employee Plan, or the IEI 1989 or 1994 Directors' Plans to any of the named executive officers were exercised during fiscal year 1996. During fiscal year 1996, Messrs. Robert Erikson and George Erikson each exercised options to purchase 1,500 shares of CERBCO Common Stock granted under the CERBCO Directors' Plan. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 1996:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                                           Value of
                                                                         Number of Unexercised       Unexercised in the Money
                                            Shares                     Options/SARs at FY-End(#)     Options/SARs at FY-End($)
                                          Acquired on      Value
Name                                      Exercise(#)  Realized ($)  Exercisable   Unexercisable    Exercisable   Unexercisable
- ----                                      -----------  ------------  -----------   -------------    -----------   -------------

Robert W. Erikson
  CERBCO Directors' Plan                     1,500      $   4,688      3,000            0           $   8,063           $0
  IEI 1994 Directors' Plan                       0      $       0     30,000            0           $   7,500           $0
  IEI 1989 Directors' Plan                       0      $       0     45,000            0           $  10,313           $0

George Wm. Erikson
  CERBCO Directors' Plan                     1,500      $   4,688      3,000            0           $   8,063           $0
  IEI 1994 Directors' Plan                       0      $       0     30,000            0           $   7,500           $0
  IEI 1989 Directors' Plan                       0      $       0     45,000            0           $  10,313           $0

REPRICING OF OPTIONS/SARs

         Neither the Company nor its subsidiaries have adjusted or amended the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 1996.

LONG-TERM INCENTIVE PLAN AWARDS

         Neither the Company nor its subsidiaries have a long-term incentive plan.

DEFINED BENEFIT OR ACTUARIAL PLANS

         The Company maintains a defined benefit plan called the CERBCO Supplemental Executive Retirement Plan to provide annual retirement benefits to covered executives. See "Compensation Pursuant to Plans - CERBCO, Inc. Plans, Supplemental Executive Retirement Plan" as to the basis upon which benefits under the Plan are computed.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors does not have a compensation committee; the Board of Directors as a whole serves in that equivalent capacity. Messrs. George Erikson and Robert Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and President & Treasurer, respectively, participate in, and during fiscal 1996 participated in, deliberations of the Board of Directors concerning executive officer compensation.

         Messrs. George Erikson and Robert Erikson are both members of the Board of Directors and executive officers of Insituform East and Capitol Copy. In their capacities as directors of these subsidiary companies, they participate in, and during fiscal 1996 participated in, deliberations of the respective subsidiaries' Boards of Directors concerning executive officer compensation.

          Mr. Robert Erikson served during fiscal 1996 as a member of the Compensation Committee of the Board of Directors of Palmer National Bancorp, Inc. and The Palmer National Bank. Mr. Webb C. Hayes, IV, a director of the Company and a director of Insituform East and Capitol Copy who participates in, and during fiscal 1996 participated in, deliberations of the CERBCO Board of Directors and the Boards of Directors of its subsidiaries concerning executive officer compensation for CERBCO and its subsidiaries, respectively, was Chairman of the Board and an executive officer of Palmer National Bancorp, Inc. and The Palmer National Bank. Palmer National Bancorp, Inc., parent of The Palmer National Bank, was acquired by George Mason Bankshares, Inc., in May 1996. The Palmer National Bank was subsequently renamed The George Mason Bank, N.A. Since May 1996, Mr. Erikson no longer participates in compensation matters affecting Mr. Hayes.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following table reflects, as of September 17, 1996, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:

Name & Address of                                Amount and Nature of
Beneficial Owner          Title of Class         Beneficial Ownership        Percent of Class
- -----------------         --------------         --------------------        ----------------
Robert W. Erikson         Common Stock                 57,700  (1)                  5.0%
3421 Pennsy Drive         Class B Common Stock        131,750  (2)(4)              42.4%
Landover, MD

George Wm. Erikson        Common Stock                 56,602  (3)                  4.9%
3421 Pennsy Drive         Class B Common Stock        115,814  (3)(4)              37.3%
Landover, MD

Koonce Securities, Inc.   Common Stock                229,930  (5)                 19.9%
6550 Rock Spring Dr
Bethesda, MD

Kennedy Capital           Common Stock                 97,175  (6)                  9.4%
  Management, Inc.
425 N. New Ballas Rd
St. Louis, MO

(1)  Record and beneficial ownership, sole voting and sole investment power.
(2)  Record and beneficial ownership, sole voting and sole investment power
(3) Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
(4) See Part I, Item 3, "Legal Proceedings." (5) Beneficial ownership, sole voting and sole investment power. (6) Beneficial ownership, shared voting and shared investment power.

(b)      Security Ownership of Management

         The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of September 17, 1996, and with respect to all directors and officers of CERBCO as a group:

                                                          Amount & Nature of Beneficial Ownership
Name of Beneficial Owner          Title of Class          Owned Outright      Exercisable Options  Percent of Class
- ------------------------          --------------          --------------      -------------------  ----------------

Robert W. Erikson                 Common Stock                  57,700  (1)            3,000             5.2%
                                  Class B Common Stock         131,750  (2)(4)             0            42.4%
George Wm. Erikson                Common Stock                  56,602  (3)            3,000             5.1%
                                  Class B Common Stock         115,814  (3)(4)             0            37.3%
Webb C. Hayes, IV                 Common Stock                   3,000                 4,500             0.6%
Paul C. Kincheloe, Jr.            Common Stock                   3,000                 4,500             0.6%
All Directors and Officers as a
  Group (6 persons including      Common Stock                 120,302                15,000            11.5%
  those named above)              Class B Common Stock         247,564                     0            79.7%

(1)  Record and beneficial ownership, sole voting and sole investment power.
(2)  Record and beneficial ownership, sole voting and sole investment power.
(3) Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
(4)  See Part I, Item 3, "Legal Proceedings."

         The following information is furnished with respect to all directors of Insituform East who were the beneficial owners of any shares of Insituform East's Common Stock and Class B Common Stock as of September 3, 1996, and with respect to all directors and officers of Insituform East as a group:

                                                   Amount & Nature of Beneficial Ownership
Name of Beneficial Owner   Title of Class          Owned Outright      Exercisable Options    Percent of Class
- ------------------------   --------------          --------------      -------------------    ----------------

Thomas J. Schaefer         Common Stock                 27,500                75,000                2.5%
George Wm. Erikson         Common Stock                 16,500                75,000                2.2%
Robert W. Erikson          Common Stock                      0                75,000                1.8%
Jack Massar                Common Stock                      0                75,000                1.8%
Webb C. Hayes, IV          Common Stock                      0                30,000                0.7%
Paul C. Kincheloe, Jr.     Common Stock                      0                30,000                0.7%
Calvin G. Franklin         Common Stock                      0                30,000                0.7%

All Directors and
  Officers as a Group      Common Stock                 44,500               390,000                9.8%
  (11 persons including    Class B Common Stock              0                     0                   0
  those named above)

         The following information is furnished with respect to all directors of Capitol Copy who were the beneficial owners of any shares of Capitol Copy's Class B Stock as of September 17, 1996, and with respect to all directors and officers of Capitol Copy as a group:

                                                          Amount & Nature of Beneficial Ownership
Name of Beneficial Owner                 Title of Class   Owned Outright    Exercisable Options  Percent of Class
- ------------------------                 --------------   --------------    -------------------  ----------------

Armen A. Manoogian                       Class B Stock          400                   0               33 1/3%
George Wm. Erikson                       Class B Stock            0                   0                     0
Robert W. Erikson                        Class B Stock            0                   0                     0
Webb C. Hayes, IV                        Class B Stock            0                   0                     0
Paul C. Kincheloe, Jr.                   Class B Stock            0                   0                     0

All Directors and Officers as a Group    Class B Stock          400                   0               33 1/3%
 (8 persons including those named above)

(c)      Changes in Control

         There were no changes in control of the Company during the year ended June 30, 1996. However, in March 1990 George Wm. Erikson and Robert W. Erikson, the controlling stockholders of the Company, executed a letter of intent and subsequently executed four amendments thereto (collectively referred to herein as the "Letter of Intent") with Insituform Technologies, Inc. ("ITI") (formerly Insituform of North American, Inc. or "INA") to effect a sale of their controlling interest in the Company to ITI for $6,000,000 (the "Proposed Transaction"). The Proposed Transaction, had it been consummated, would have had the effect of making ITI the controlling stockholder of the Company and, indirectly, of each of the Company's three direct subsidiaries at the time, Insituform East, Capitol Copy and CERBERONICS. On September 19, 1990, however, the Company issued a press release announcing that the Eriksons had informed the Company that the Letter of Intent had expired without consummation of any transaction, that it would not be further extended, that negotiations had ceased and that the Eriksons had no further intention at the time of pursuing the proposed sale of their controlling interest in the Company to ITI.

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

Board Authorizations for Advancements           Board Authorizations for Advancements
      to Mr. George Wm. Erikson                       to Mr. Robert W. Erikson

         Date              Amount Authorized             Date              Amount Authorized

         April 12, 1991        $  12,500                 April 12, 1991         $  12,500
      December 19, 1991           12,500              December 19, 1991            12,500
         March 17, 1992           12,500                 March 17, 1992            12,500
     September 15, 1992           25,000             September 15, 1992            25,000
      December 18, 1992           50,000              December 18, 1992            50,000
         March 16, 1993           50,000                 March 16, 1993            50,000
      December 17, 1993           12,500              December 17, 1993            12,500
           June 7, 1994           50,000                   June 7, 1994            50,000
     September 13, 1994           75,000             September 13, 1994            75,000
      December 16, 1994          100,000              December 16, 1994           100,000
          March 7, 1995           75,000                  March 7, 1995            75,000
     September 12, 1995           25,000             September 12, 1995            25,000
      December 15, 1995           25,000              December 15, 1995            25,000
                                --------                                         --------
                                $525,000                                         $525,000
                                ========                                         ========

         As of September 27, 1996, pursuant to such Board authorizations, the Company has advanced and expensed in total $515,213 to Mr. George Erikson and has advanced and expensed in total $515,213 to Mr. Robert Erikson.

          While a decision has been rendered in favor of the Eriksons in the above-referenced lawsuit, that decision was appealed to the Delaware Supreme Court and subsequently remanded to the Chancery Court for ultimate disposition. Pending a final outcome thereof, the Board of Directors has deferred consideration or ultimate determination of entitlement of Mr. George Erikson and/or Mr. Robert Erikson to indemnification by the Company for such legal fees and expenses. If it is ultimately determined by the Board of Directors or otherwise in accordance with Section 145 of Delaware Corporation Law that Mr. George Erikson and/or Mr. Robert Erikson are not entitled to indemnification for any such legal fees and expenses under Section 145 of Delaware Corporation Law, such advances shall be reimbursed by Mr. George Erikson and/or Mr. Robert Erikson to the Company pursuant to an agreement with the Company executed by each of the Eriksons and delivered to the Board of Directors.

(d)      Transactions with Promoters

         Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Financial Statements

The following consolidated financial statements of CERBCO, Inc. and subsidiaries are included in PART II, Item 8:

                                                                          Pages
Independent Auditors' Report                                                19

Consolidated Statements of Earnings for the Years Ended
  June 30, 1996, 1995 and 1994                                              20

Consolidated Balance Sheets as of June 30, 1996 and 1995                 21-22

Consolidated Statements of Stockholders' Equity for the Years
  Ended June 30, 1996, 1995 and 1994                                        23

Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1996, 1995 and 1994                                              24

Notes to Consolidated Financial Statements                               25-36

         (2)      Financial Statement Schedules

         Schedules have been omitted for the reason that they are not required, or are not applicable, or that the required information is given in the financial statements and notes thereto.

         (3)      Exhibits

27.      Financial Data Schedule

                                                                          Pages
99.      CERBCO, Inc. Consolidating Schedules: Statement of
         Earnings Information for the Year Ended June 30, 1996;
         Balance Sheet Information and Consolidating Elimination
         Entries as of June 30, 1996, and Related Independent
         Auditors' Report                                                 54-57

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on September 27, 1996.


                                       /s/  ROBERT W. ERIKSON
                                       Robert W. Erikson
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title                Capacity                       Date

/s/  ROBERT W. ERIKSON
Robert W. Erikson                Director,                      Sept. 27, 1996
President                        Principal Executive Officer,
                                 Principal Financial Officer


/s/  GEORGE Wm. ERIKSON
George Wm. Erikson               Director,                      Sept. 27, 1996
Chairman & General Counsel       Principal Executive Officer


/s/  ROBERT F. HARTMAN
Robert F. Hartman                Principal Accounting Officer   Sept. 27, 1996
Vice President, Secretary
  & Controller


/s/  WEBB C. HAYES, IV
Webb C. Hayes, IV                Director                       Sept. 27, 1996


/s/  PAUL C. KINCHELOE, JR.
Paul C. Kincheloe, Jr.           Director                       Sept. 27, 1996

                       Exhibits to CERBCO, Inc. Form 10-K

Exhibit 27.  CERBCO,  Inc.  Financial  Data Schedule

Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1996; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 1996, and Related Independent Auditors' Report.