Form 10-Q
period 1996-09-30
CERBCO INC
filed 1996-11-14
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[   X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended:                 September 30, 1996
                                       OR



[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                    to
                                         --------------       -------------
         Commission file number:                                    0-16749

                                  CERBCO, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                          54-1448835
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)

         3421 Pennsy Drive, Landover, Maryland             20785
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



As of November 1, 1996, the following number of shares of each of the issuer's classes of common stock were outstanding:
                       Common Stock                       1,157,226
                       Class B Common Stock                 310,730
                                      Total               1,467,956

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                       For the three months ended Sept. 30
                                                                              1996                  1995

Sales
  Sales of products                                                       $7,786,551           $10,797,471
  Sales of services and supplies                                           2,897,902             2,482,213
                                                                         -----------          ------------
                                                   TOTAL SALES            10,684,453            13,279,684
                                                                         -----------          ------------

Costs and Expenses:
  Cost of products sold                                                    6,654,307             7,458,528
  Cost of services and supplies                                            1,405,323             1,240,666
  Selling, general and administrative expenses                             2,243,025             2,357,211
                                                                         -----------           -----------
    Total Costs and Expenses                                              10,302,655            11,056,405
                                                                         -----------           -----------

Operating Profit                                                             381,798             2,223,279
Investment Income                                                            130,750                72,642
Interest Expense                                                              (8,099)               (8,529)
Other Income - net                                                             9,077                62,982
                                                                         -----------          ------------
Earnings Before Incomes Taxes and Non-Owned Interests                        513,526             2,350,374
Provision for Income Taxes                                                   209,000               835,000
                                                                         -----------           -----------
Earnings Before Non-Owned Interests                                          304,526             1,515,374
Non-Owned Interests in Earnings of Consolidated Subsidiaries                  35,113               924,557
                                                                         -----------           -----------
                                                  NET EARNINGS           $   269,413           $   590,817
                                                                         ===========           ===========

Net Earnings per Share of Common Stock                                         $0.18                 $0.40
                                                                               =====                 =====





See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       As of
                                                                      Sept. 30, 1996         June 30, 1996
ASSETS

Current Assets:
  Cash and cash equivalents                                              $10,511,317          $ 10,234,224
  Accounts receivable                                                      8,515,723             8,497,050
  Inventories                                                              3,041,829             3,336,052
  Prepaid and refundable taxes                                               304,096               135,242
  Deferred income taxes                                                      133,000               133,000
  Prepaid expenses and other                                                 547,019               359,631
                                                                         -----------           -----------
    Total Current Assets                                                  23,052,984            22,695,199
                                                                         -----------           -----------

Property, Plant and Equipment - at cost
  Less accumulated depreciation of $12,804,991 at
  September 30, 1996 and $12,394,724 at June 30, 1996                     11,240,735            11,291,818
                                                                         -----------           -----------

Other Assets:
  Excess  of  acquisition  cost  over  value  of net  assets  acquired
    - net of accumulated  amortization of $1,655,054 at September 30, 1996
    and $1,615,227 at June 30, 1996                                        4,688,835             4,728,662
  Cash surrender value of life insurance                                     498,974               498,974
  Deferred income taxes                                                       41,000                41,000
  Deposits and other                                                         187,659               195,082
                                                                         -----------           -----------
    Total Other Assets                                                     5,416,468             5,463,718
                                                                         -----------           -----------
      Total Assets                                                       $39,710,187           $39,450,735
                                                                         ===========           ===========



See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       As of
                                                                      Sept. 30, 1996         June 30, 1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                $3,564,353            $3,629,255
  Income taxes payable                                                       640,082               623,618
  Deferred revenue                                                           499,713               500,643
  Current portion of long-term debt                                                0                 5,104
  Current portion of capital lease obligations                                42,245                50,176
                                                                         -----------           -----------
    Total Current Liabilities                                              4,746,393             4,808,796
                                                                         -----------           -----------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)               126,877               135,844
  Deferred income taxes                                                      837,000               818,000
  Other long-term liabilities                                                270,188               176,955
                                                                         -----------          ------------
    Total Long-term Liabilities                                            1,234,065             1,130,799
                                                                         -----------          ------------
      Total Liabilities                                                    5,980,458             5,939,595
                                                                         -----------          ------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                          16,432,715            16,509,371
                                                                         -----------           -----------

Stockholders' Equity:
  Common stock, $.10 par value
  Authorized:  3,500,000 shares
  Issued and outstanding:  1,157,226 shares (at Sept. 30, 1996)              115,722
  Issued and outstanding: 1,157,101 shares (at June 30, 1996)                                      115,710
  Class B Common stock (convertible), $.10 par value
  Authorized:  700,000 shares
  Issued and outstanding:  310,730 shares (at Sept. 30, 1996)                 31,073
  Issued and outstanding: 310,855 shares (at June 30, 1996)                                         31,085
  Additional paid-in capital                                               7,457,903             7,432,071
  Retained earnings                                                        9,692,316             9,422,903
                                                                         -----------           -----------
    Total Stockholders' Equity                                            17,297,014            17,001,769
                                                                         -----------           -----------
      Total Liabilities and Stockholders' Equity                         $39,710,187           $39,450,735
                                                                         ===========           ===========



See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            For the three months ended Sept. 30
                                                                                  1996              1995

Cash Flows from Operating Activities:
  Net earnings                                                               $   269,413       $   590,817
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                                506,435           476,763
    Amounts attributable to non-owned interests                                   35,113           924,557
    Deferred income taxes                                                         19,000           (74,000)
    (Increase) decrease in other assets                                            2,423           (14,701)
    Increase in long-term liabilities                                             93,233            18,093
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                 (18,673)       (2,058,830)
      (Increase) decrease in inventories                                         294,223          (208,383)
      (Increase) decrease in prepaid expenses and other current assets          (356,242)         (184,627)
      Increase (decrease) in accounts payable and accrued expenses               112,742           (96,163)
      Increase (decrease) in income taxes payable                                 16,464           413,484
      Increase (decrease) in deferred revenue                                       (930)          (28,018)
                                                                             -----------        ----------
  Net Cash Provided by (Used in) Operating Activities                            973,201          (241,008)
                                                                             -----------        ----------

Cash Flows from Investing Activities:
  Capital expenditures                                                          (410,524)         (300,637)
  Increase in investment in subsidiary                                           (85,938)                0
  Cash balance of majority controlled partnership prior to consolidation               0           241,094
  Redemption (purchase) of temporary investments - net                                 0           779,033
                                                                             -----------       -----------
  Net Cash Provided by (Used in) Investing Activities                           (496,462)          719,490
                                                                             -----------       -----------

Cash Flows from Financing Activities:
  Principal payments on capital lease obligations and long-term borrowings       (22,002)          (26,482)
  Dividends paid                                                                (177,644)         (177,643)
                                                                             -----------       -----------
  Net Cash Used in Financing Activities                                         (199,646)         (204,125)
                                                                             -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                             277,093           274,357
Cash and Cash Equivalents at Beginning of Period                              10,234,224         5,197,549
                                                                             -----------       -----------
Cash and Cash Equivalents at End of Period                                   $10,511,317       $ 5,471,906
                                                                             ===========       ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                              $     8,099       $     8,529
                                                                             ===========       ===========
  Income taxes paid                                                          $   902,390       $   514,277
                                                                             ===========       ===========

Supplemental schedule of noncash investing and financing activities:
 Capitol equipment acquired under capital lease obligations                  $         0        $   72,708
                                                                             ===========        ==========


See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The Condensed Consolidated Balance Sheet as of September 30, 1996, the Condensed Consolidated Statements of Earnings for the three months ended September 30, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1996 (unaudited) has been derived from the Company's June 30, 1996 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

         The condensed consolidated financial statements include the accounts of CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Office Solutions, Inc. ("Capitol Office Solutions" or "Capitol"), formerly known as Capitol Copy Products, Inc. ("Capitol Copy"); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany accounts and transactions have been eliminated. The Condensed Consolidated Statement of Earnings and the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 1995 have been restated to include consolidation of the financial activities of MIDSOUTH Partners beginning July 1, 1995.

         These statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-K for the fiscal year ended June 30, 1996. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.       Earnings Per Share

         Earnings per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents outstanding during each period. The following numbers of shares have been used in the computations:

                                    For the three months ended Sept. 30
                                        1996                  1995

                                      1,467,956             1,461,956
                                      =========             =========

3.       Accounts Receivable

         Accounts receivable consist of:
                                            Sept. 30, 1996         June 30, 1996

Due from municipal and commercial customers   $8,223,192            $8,113,075
Miscellaneous                                    322,531               426,831
                                              ----------            ----------
                                               8,545,723             8,539,906
Less: Allowance for doubtful accounts            (30,000)              (42,856)
                                              ----------            ----------
                                              $8,515,723            $8,497,050
                                              ==========            ==========

4.       Inventories

         Inventories consist of:
                                        Sept. 30, 1996         June 30, 1996

Pipeline rehabilitation materials          $1,478,119            $1,159,532
Copier and facsimile equipment                988,416             1,662,375
Copier and facsimile supplies                 203,846               182,475
Copier and facsimile parts                    371,448               331,670
                                           ----------            ----------
                                           $3,041,829            $3,336,052
                                           ==========            ==========

5.       Equity in Insituform East

         At September 30, 1996, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued during the three months ended September 30, 1996. If all the options outstanding at September 30, 1996 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 30.0% and 55.1%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended September 30, 1996.

6.       Equity in Capitol Office Solutions

         At September 30, 1996, CERBCO beneficially held 800 shares, and Capitol Office Solutions's president held 400 shares, of Capitol Office Solutions Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Office Solutions stock.

7.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                           Sept. 30, 1996         June 30, 1996

Accounts payable                             $1,480,873            $1,075,893
Accrued compensation and related expenses     2,083,480             2,302,320
Dividends payable                                     0               251,042
                                             ----------            ----------
                                             $3,564,353            $3,629,255
                                             ==========            ==========

8.       Contingencies

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

         On May 20, 1996, the plaintiffs filed a motion for post-remand relief in the Court of Chancery, seeking (i) a "disgorgement of benefits" allegedly received by the Eriksons in the aggregate amount of $451,000; (ii) "damages attributable to the Eriksons' breach of fiduciary duty" in an aggregate amount of almost $1.4 million; and (iii) certain injunctive relief against the Eriksons with respect to "any further negotiations with ITI respecting ITI's interest in obtaining control of [Insituform East]." The Eriksons and the plaintiffs filed briefs in connection with the plaintiffs' motion. Oral argument on the motion was presented to the Court of Chancery on July 15, 1996.

         On September 13, 1996, the Court of Chancery issued its decision on remand. The Court ruled that the Eriksons were obligated to pay CERBCO the principal amount of $188,200, plus interest, representing legal fees paid to the law firm of Morgan, Lewis & Bockius as counsel for the special committee of the CERBCO Board of Directors that was appointed in 1990 in connection with the Proposed Transaction. The Court of Chancery also ruled that the Eriksons were obligated to pay CERBCO interest on the $75,000 Extension Fee the Supreme Court had ordered the Eriksons to pay to CERBCO. All of the plaintiffs' other claims were rejected, except that the Court ruled it was premature to determine plaintiffs' claim that the Eriksons were obligated to reimburse CERBCO for advances to them of the defense costs of the litigation. The order and judgment embodying the Court's rulings have not yet been entered and, accordingly, the time for filing any appeals from the Court of Chancery's decision on remand has not yet commenced. The Eriksons have advised the Company they are likely to appeal the judgment. On October 2, 1996, the plaintiffs filed a petition seeking legal fees and expenses totaling $1,663,266. Both CERBCO and the Eriksons filed objections, and the Court of Chancery is expected to rule on the petition shortly.

         As previously reported by the Company, in January 1993, a separate lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the Superior Court of the District of Columbia (the "D.C. Complaint"). The plaintiffs are the same two stockholders, and a former director of the Company, and have alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. The plaintiffs also claim that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. The plaintiffs claim that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. complaint seeks to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6,000,000 for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages.

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay in the proceedings was granted until after the Delaware trial. After the Court of Chancery's August 9, 1995 opinion was rendered, the parties to the Superior Court action filed status reports. On November 13, 1995, plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal to the Delaware Supreme Court. In accordance with a status report filed by the parties with the Superior Court on or about June 28, 1996, the stay of the District of Columbia action was continued at least until such time as the Delaware Court of Chancery ruled upon the plaintiffs' pending motion for post-remand relief. As of this date, the District of Columbia action remains stayed.

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

(in thousands)                                            For the three months ended Sept. 30
                                                          -----------------------------------
                                                              1996                  1995
                                                              ----                  ----
Sales to Unaffiliated Customers:
  Pipeline rehabilitation                                  $ 5,321               $ 8,471
  Copier equipment products and services                     5,363                 4,809
                                                           -------               -------
    Total sales                                            $10,684               $13,280
                                                           =======               =======
Earnings (Loss) before Income Taxes:
  Pipeline rehabilitation                                  $  (592)              $ 1,252
  Copier equipment products and services                     1,119                 1,082
  General corporate expenses                                  (145)                 (111)
                                                           -------               -------
    Operating Profit                                           382                 2,223
  Other income                                                 180                   137
  Other expenses                                               (48)                  (10)
                                                           -------               -------
    Earnings before income taxes                           $   514               $ 2,350
                                                           =======               =======

Net Earnings (Loss) Contribution by Segment:
  Pipeline rehabilitation                                  $   (97)              $   212
  Copier equipment products and services                       500                   446
  Corporate                                                   (134)                  (67)
                                                           -------               -------
    Net earnings                                           $   269               $   591
                                                           =======               =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company realized consolidated net earnings of $269,413 ($.18 per share) from $10.7 million in sales for the first quarter of fiscal year 1997, as compared to consolidated net earnings of $590,817 ($.40 per share) from $13.3 million in sales for the first quarter of fiscal year 1996. The decrease in comparable period results is attributable to a loss contribution from Insituform East, the Company's pipeline rehabilitation segment. The Condensed Consolidated Statement of Earnings for the first quarter of fiscal year 1996 has been restated to reflect comparable consolidation of Insituform East's now majority-controlled subsidiary, MIDSOUTH Partners.

         Insituform East attributed its unfavorable first quarter operating results to a 37.2% decrease in sales as compared to the first quarter of the previous fiscal year, materially as a result both of the timing of work releases and of the low workable backlog levels in its licensed territory. Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $17.4 million at September 30, 1996 as compared to $12.8 million at September 30, 1995. The twelve-month backlog at September 30, 1996 was approximately $13.1 million as compared to $12.5 million at September 30, 1995. The total backlog value of all uncompleted and multi-year contracts at September 30, 1996 and 1995 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates, however, are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards. While there can be no assurances regarding future operating performance, based on the volume and mix of its immediately workable backlog, Insituform East presently anticipates favorable results over the remaining three quarters of fiscal year 1997.

         Capitol Office Solutions, the Company's copier and facsimile equipment products and services segment, continued to experience increased sales and earnings in the first quarter of fiscal year 1997, primarily as a result of continued increases in both its copier equipment sales, and service and supply activities. While again there can be no assurances, sales revenues and earnings results are anticipated to remain favorable, and the Company believes that the future prospects of this majority-owned subsidiary remain excellent.

         CERBCO's current earnings remain impacted by legal fees and expenses related to the demands made of, and derivative litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. In the first quarter of fiscal year 1997, CERBCO experienced unallocated general corporate expenses in the amount of $145,265 of which approximately $27,811 were legal fees and expenses in connection with the derivative litigation. From inception in 1990 through September 30, 1996, such legal fees and expenses totaled approximately $2.2 million. Any outcome that results in an award to plaintiffs of their legal fees and expenses could have a material adverse effect on the future earnings of the Company. For additional information on the status of this litigation, see Part I, Item 1, "Notes to
Condensed    Consolidated   Financial   Statements   (unaudited)   -   Note   8.
Contingencies."

Results of Operations

First Quarter ended 9/30/96 Compared with First Quarter Ended 9/30/95

         Consolidated sales decreased $0.3 million (3.0%) in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996. Insituform East's pipeline rehabilitation sales decreased $3.2 million (37.2%), due primarily to the timing of then low workable backlog levels experienced throughout the first quarter of fiscal year 1997. East sales decreased $2.3 million (37.4%); MIDSOUTH Partners sales decreased $0.9 million (36.6%). Sales of copier equipment products and services by Capitol increased $0.5 million (11.5%) to $5.4 million, as equipment sales and service and supply revenues increased 6.0% and 16.7%, respectively. The increases in both areas reflect a continuing expansion in Capitol's customer base.

         Consolidated operating profit decreased $1.8 million (82.8%) in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996, primarily as a result of the operating loss of Insituform East. Insituform East's cost of sales decreased 19.4%, a smaller percentage decrease than the decrease in its sales and, as a result, gross profit as a percentage of sales decreased from 31.0% to 11.5%. The decrease in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over a lower sales volume and, to a lesser extent, reduced comparable period margins on installation contracts performed by MIDSOUTH Partners. Insituform East's selling, general and administrative expenses decreased $0.2 million (12.4%) as a result of lower costs to support reduced production activities. Capitol's operating profit increased 3.4%. Capitol's cost of sales increased 17.3%, a larger percentage increase than the increase in its sales and, as a result, gross profit as a percentage of sales decreased from 40.7% to 37.6%. This decrease in gross profit as a percentage of sales is due primarily to a decrease in the gross profit margin on equipment sales. Capitol's selling, general and administrative expenses only increased 2.5%, a smaller increase than its increase in sales, to partially offset its decreased gross profit margin.

Liquidity and Capital Resources

         The Company's operating activities provided approximately $1.0 million in cash during the first three months of fiscal year 1997, primarily as a result of three month net earnings, plus depreciation and amortization expenses that did not require the outlay of cash. Cash provided by a decrease in Capitol's inventories was offset by an increase in Insituform East's inventories and its prepaid taxes and other prepaid expenses.

         Net cash in the amount of $0.5 million was used in investing activities in the first three months of fiscal year 1997, primarily from capital expenditures by Insituform East. The parent holding company, CERBCO, expended $85,938 to purchase 27,500 shares of Insituform East's Common stock in a private transaction.

         Net cash used in financing activities was approximately $0.2 million in the first three months of fiscal year 1997, primarily due to the payment of dividends by Insituform East.

         The Company's liquidity remained strong, as its cash position increased $0.3 million during the three months ended September 30, 1996. Working capital increased $0.4 million, and the Company's current ratio improved from 4.7 to 1.0 to 4.9 to 1.0 during the first three months of fiscal year 1997.

         CERBCO believes that its two operating subsidiaries, Insituform East and Capitol Office Solutions, have existing cash, open bank lines of credit or borrowing potential against unencumbered assets sufficient to meet the respective cash flow requirements of each company. Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit. Capitol Office Solutions and the parent holding company, CERBCO, do not have separate bank lines of credit, but have cash reserves in excess of $4.5 million and $2.9 million, respectively, which are believed to be adequate to meet their respective cash flow requirements in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation discussed above in the Overview and Outlook section of this item. Other than set out in the aforementioned Note 8, the Company cannot, of course, predict the outcome of pending litigation remanded to the Court of Chancery. Any outcome that results in an award to plaintiffs of their legal fees and expenses, however, could have a material adverse effect on the future liquidity of the Company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East (collectively, "defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and Insituform East of Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 15.05 of the Texas Business and Commerce Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of at least $50 million. Insituform East, which has not yet filed its answer to the complaint, believes it has strong defenses to, and will vigorously contest, the suit. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, the management of Insituform East has indicated that it believes the suit is meritless and will not have a material adverse effect on its financial condition or the results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27 - Financial Data Schedule

         99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings
              Information for the three months ended September 30, 1996; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 1996.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996

                                  CERBCO, Inc.
                                  (Registrant)



                                  /s/ ROBERT W. ERIKSON
                                  Robert W. Erikson
                                  President
                                  (Principal Financial Officer)


                                  /s/ ROBERT F. HARTMAN
                                  Robert F. Hartman
                                  Vice President & Controller
                                  (Principal Accounting Officer)

                       Exhibits to CERBCO, Inc. Form 10-Q




                  Exhibit 27. CERBCO, Inc. Financial Data Schedule

                  Exhibit 99. CERBCO, Inc. Consolidating Schedules:  Statement
                              of Earnings Information for the Three Months Ended September 30, 1996; Balance Sheet Information; and
                              Consolidating   Elimination  Entries  as  of
                              September 30, 1996.