Form 10-Q
period 1996-12-31
CERBCO INC
filed 1997-02-14
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[   X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended:                                December 31, 1996
                                       OR



[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from ------------   to ------------------
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

                                    Yes  X            No ------



As of January 31, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:
                          Common Stock         1,163,226
                          Class B Common Stock   310,730
                          Total                1,473,956

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                       For the three months            For the six months
                                                           ended Dec. 31                    ended Dec. 31
                                                        1996           1995           1996            1995

Sales
  Sales of products                                   $9,664,486     $10,958,942    $17,451,037    $21,756,413
  Sales of services and supplies                       3,110,801       2,758,998      6,008,703      5,241,211
                                                      ----------     -----------    -----------    -----------
                                      TOTAL SALES     12,775,287      13,717,940     23,459,740     26,997,624
                                                      ----------     -----------    -----------    -----------

Costs and Expenses:
  Cost of products sold                                7,243,003       7,662,807     13,897,310     15,121,335
  Cost of services and supplies                        1,477,210       1,368,056      2,882,533      2,608,722
  Selling, general and administrative expenses         2,687,599       2,378,927      4,930,624      4,736,138
                                                      ----------     -----------    -----------    -----------
    Total Costs and Expenses                          11,407,812      11,409,790     21,710,467     22,466,195
                                                      ----------     -----------    -----------    -----------

Operating Profit                                       1,367,475       2,308,150      1,749,273      4,531,429
Investment Income                                        170,687          57,838        301,437        130,480
Interest Expense                                          (9,528)         (6,778)       (17,627)       (15,307)
Other Income - net                                       (10,636)          4,178         (1,559)        67,160
                                                      ----------     -----------    -----------    -----------
Earnings Before Incomes Taxes and Non-Owned
  Interests                                            1,517,998       2,363,388      2,031,524      4,713,762
Provision for Income Taxes                               519,000         907,000        728,000      1,742,000
                                                      ----------     -----------    -----------    -----------
Earnings Before Non-Owned Interests                      998,998       1,456,388      1,303,524      2,971,762
Non-Owned Interests in Earnings of Consolidated
  Subsidiaries                                           518,522         924,211        553,635      1,848,768
                                                      ----------     -----------    -----------    -----------
                                     NET EARNINGS     $  480,476     $   532,177    $   749,889    $ 1,122,994
                                                      ==========     ===========    ===========    ===========

Net Earnings per Share of Common Stock                $      .33     $       .37    $       .51    $       .77
                                                      ==========     ===========    ===========    ===========





See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       As of
                                                                       Dec. 31, 1996         June 30, 1996
ASSETS

Current Assets:
  Cash and cash equivalents                                              $10,814,154          $10,234,224
  Accounts receivable                                                      8,997,464            8,497,050
  Inventories                                                              3,537,829            3,336,052
  Prepaid and refundable taxes                                               485,622              135,242
  Deferred income taxes                                                      133,000              133,000
  Prepaid expenses and other                                                 536,056              359,631
                                                                         -----------          -----------
    Total Current Assets                                                  24,504,125           22,695,199
                                                                         -----------          -----------

Property, Plant and Equipment - at cost
  Less accumulated depreciation of $13,274,339 at
  December 31, 1996 and $12,394,724 at June 30, 1996                      12,050,548           11,291,818
                                                                         -----------          -----------

Other Assets:
  Excess  of  acquisition  cost  over  value  of net  assets  acquired
    - net of accumulated  amortization  of $1,694,881 at December
    31, 1996 and $1,615,227 at June 30, 1996                               4,649,008            4,728,662
  Cash surrender value of life insurance                                     704,600              498,974
  Deferred income taxes                                                       41,000               41,000
  Deposits and other                                                         182,567              195,082
                                                                         -----------          -----------
    Total Other Assets                                                     5,577,175            5,463,718
                                                                         -----------         ------------
      Total Assets                                                       $42,131,848          $39,450,735
                                                                         ===========          ===========



See notes to condensed consolidated financial statements.

                                                   CERBCO, Inc.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                       As of
                                                                       Dec. 31, 1996         June 30, 1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                $5,046,842            $3,629,255
  Income taxes payable                                                       198,556               623,618
  Deferred revenue                                                           526,806               500,643
  Current portion of long-term debt                                                0                 5,104
  Current portion of capital lease obligations                                44,273                50,176
                                                                         -----------           -----------
    Total Current Liabilities                                              5,816,477             4,808,796
                                                                         -----------           -----------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)               170,224               135,844
  Deferred income taxes                                                    1,032,000               818,000
  Accrued SERP liability                                                     363,420               176,955
                                                                         -----------           -----------
    Total Long-term Liabilities                                            1,565,644             1,130,799
                                                                         -----------           -----------
      Total Liabilities                                                    7,382,121             5,939,595
                                                                         -----------           -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                          16,951,237            16,509,371
                                                                         -----------           -----------

Stockholders' Equity:
  Common stock, $.10 par value
  Authorized:  3,500,000 shares
  Issued and outstanding:  1,163,226 shares (at Dec. 31, 1996)               116,322
  Issued and outstanding: 1,157,101 shares (at June 30, 1996)                                      115,710
  Class B Common stock (convertible), $.10 par value
  Authorized:  700,000 shares
  Issued and outstanding:  310,730 shares (at Dec. 31, 1996)                  31,073
  Issued and outstanding: 310,855 shares (at June 30, 1996)                                         31,085
  Additional paid-in capital                                               7,478,303             7,432,071
  Retained earnings                                                       10,172,792             9,422,903
                                                                         -----------           -----------
    Total Stockholders' Equity                                            17,798,490            17,001,769
                                                                         -----------           -----------
      Total Liabilities and Stockholders' Equity                         $42,131,848           $39,450,735
                                                                         ===========           ===========



See notes to condensed consolidated financial statements.

                                                   CERBCO, Inc.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                        For the six months ended Dec. 31
                                                                              1996                  1995

Cash Flows from Operating Activities:
 Net earnings                                                            $   749,889           $1,122,994
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                          1,021,972              962,572
    Amounts provided by non-owned interests                                  553,635            1,848,768
    Deferred income taxes                                                    214,000              (85,000)
    (Increase) decrease in other assets                                        2,515             (182,232)
    Increase in SERP liability                                               186,465               36,186
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                            (500,414)          (2,841,590)
      (Increase) decrease in inventories                                    (201,777)             (37,828)
      (Increase) decrease in other current assets                           (526,805)             (52,809)
      Increase (decrease) in accounts payable and accrued expenses         1,170,169             (278,928)
      Increase (decrease) in deferred revenue                                 26,163               24,791
                                                                         -----------           ----------
  Net Cash Provided by Operating Activities                                2,695,812              516,924
                                                                         -----------           ----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                               (1,632,504)            (840,317)
  Increase in cash surrender value of life insurance                        (205,626)                   0
  Increase in investment in subsidiary                                       (85,938)                   0
  Cash balance of majority controlled partnership prior to consolidation           0              241,094
  Redemption of temporary investments - net                                        0              286,650
                                                                         -----------           ----------
  Net Cash Used in Investing Activities                                   (1,924,068)            (312,573)
                                                                         -----------           ----------

Cash Flows from Financing Activities:
  Principal payments on revolving lines of credit, capital lease
    obligations and long-term borrowings                                     (35,170)             (55,747)
  Proceeds from exercise of stock options                                     21,000               19,499
  Dividends paid                                                            (177,644)            (177,643)
                                                                         -----------           ----------
  Net Cash Used in Financing Activities                                     (191,814)            (213,891)
                                                                         -----------           ----------

Net Increase (Decrease) in Cash and Cash Equivalents                         579,930               (9,540)
Cash and Cash Equivalents at Beginning of Period                          10,234,224            5,197,549
                                                                         -----------           ----------
Cash and Cash Equivalents at End of Period                               $10,814,154           $5,188,009
                                                                         ===========           ==========

Supplemental disclosure of cash flow information:
  Interest paid                                                          $    17,627           $   15,307
  Income taxes paid                                                      $ 1,383,916           $2,002,377

Supplemental schedule of non-cash investing and financing activities:
  Capital equipment acquired under capital lease obligations             $    58,543           $   72,708


See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The Condensed Consolidated Balance Sheet as of December 31, 1996, the Condensed Consolidated Statements of Earnings for the three months and six months ended December 31, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and 1995 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 1996 (unaudited) has been derived from the Company's June 30, 1996 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

         The condensed consolidated financial statements include the accounts of CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Office Solutions, Inc. ("Capitol Office Solutions" or "Capitol"), formerly known as Capitol Copy Products, Inc. ("Capitol Copy"); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany accounts and transactions have been eliminated. The Condensed Consolidated Statements of Earnings for the three months and six months ended December 31, 1995 and the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 1995 have been restated to include consolidation of the financial activities of MIDSOUTH Partners beginning July 1, 1995.

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

2.       Earnings Per Share

         Earnings per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents outstanding during each period. The following numbers of shares have been used in the computations:

       For the three months ended Dec. 31       For the six months ended Dec. 31
       ----------------------------------       --------------------------------
          1996                  1995                1996               1995
          ----                  ----                ----               ----

       1,468,934             1,462,869           1,468,445          1,462,413
       =========             =========           =========          =========

3.       Accounts Receivable

         Accounts receivable consist of:
                                            Dec. 31, 1996         June 30, 1996

Due from municipal and commercial customers    $8,647,197            $8,113,075
Miscellaneous                                     380,267               426,831
                                               ----------            ----------
                                                9,027,464             8,539,906
Less: Allowance for doubtful accounts             (30,000)              (42,856)
                                               ----------            ----------
                                               $8,997,464            $8,497,050
                                               ==========            ==========

4.       Inventories

         Inventories consist of:
                                          Dec. 31, 1996         June 30, 1996

Pipeline rehabilitation materials           $1,394,520            $1,159,532
Copier and facsimile equipment               1,556,072             1,662,375
Copier and facsimile supplies                  237,749               182,475
Copier and facsimile parts                     349,488               331,670
                                            ----------            ----------
                                            $3,537,829            $3,336,052
                                            ==========            ==========

5.       Equity in Insituform East

         At December 31, 1996, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued during the six months ended December 31, 1996. If all the options outstanding at December 31, 1996 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 54.7%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the six months ended December 31, 1996.

6.       Equity in Capitol Office Solutions

         At September 30, 1996, CERBCO beneficially held 800 shares, and Capitol's president held 400 shares, of Capitol Office Solutions Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Office Solutions stock.

7.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:
                                           Dec. 31, 1996         June 30, 1996
Accounts payable                             $2,296,980            $1,075,893
Accrued compensation and related expenses     2,749,862             2,302,320
Dividends payable                                     0               251,042
                                             ----------            ----------
                                             $5,046,842            $3,629,255
                                             ==========            ==========

8.       Contingencies

         As previously reported by the Company, in March 1990, the controlling stockholders of the Company, Messrs. George Wm. Erikson and Robert W. Erikson (together, the "Eriksons"), executed a letter of intent and subsequently executed four amendments thereto (collectively referred to herein as the "Letter of Intent") with Insituform Technologies, Inc. ("ITI") to effect a sale of their controlling interest in the Company to ITI for $6,000,000 (the "Proposed Transaction"). The Proposed Transaction, if consummated, would have had the effect of making ITI the controlling stockholder of the Company, and, indirectly, of each of the Company's three direct subsidiaries at the time, Insituform East, Capitol, and CERBERONICS. In September 1990, the Eriksons informed the Company that the Letter of Intent had expired without consummation of any transaction, that it would not be further extended, that negotiations had ceased, and that the Eriksons had no further intention at the time of pursuing the proposed sale of their controlling interest in the Company to ITI.

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

         Following a trial, Chancellor Allen issued an opinion on August 9, 1995, in which he ruled in favor of the Eriksons. The court determined that, while the Eriksons failed in certain limited respects to meet the standards of loyalty required of them under Delaware corporate law, that "deviation from proper corporate practice" neither caused injury to CERBCO nor resulted in any substantial gain to the Eriksons. The Court also found that the Eriksons met their burden of showing that their conduct was "wholly fair to the corporation." The Court denied in toto the plaintiffs' request for legal fees and expenses totaling $1,513,499. The Court concluded that the litigation conferred no substantial benefit on CERBCO, so that it would be inappropriate to require CERBCO and its stockholders to share the costs that plaintiffs incurred.

         The plaintiffs appealed to the Delaware Supreme Court. On April 10, 1996, the Supreme Court ruled that "[t]he Eriksons were entitled to profit from their control premium and to that end compete with CERBCO but only after informing CERBCO of the opportunity" for a transaction with ITI. Although the Eriksons were deemed to have breached their duty of loyalty, the Supreme Court affirmed the finding of the Court of Chancery that there was no viable transaction that could take place between CERBCO and ITI, given the Eriksons' ability to veto such a transaction as controlling shareholders of CERBCO. Therefore, no damages could be awarded for the loss of a transaction that had a "zero probability of occurring due to the lawful exercise of statutory rights." The Supreme Court did rule, however, that the Eriksons were liable to CERBCO for $75,000 they received from ITI for extending the Letter of Intent (the "Extension Fee"), and had to reimburse the expenses, if any, that CERBCO "incurred to accommodate the Eriksons' pursuit of their own interests" prior to the abandonment of the proposed transaction with ITI. The Supreme Court concluded that the Chancery Court's opinion was therefore "affirmed in part and reversed in part, and this matter is remanded to the Court of Chancery for further determination of damages. Once those damages are fixed, the [Chancery] court should proceed to examine anew any petition for counsel fees on behalf of the plaintiffs." The Eriksons filed motions for reargument and for rehearing en banc, which the Supreme Court denied.

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

         On September 13, 1996, the Court of Chancery issued its decision on remand. The Court ruled that the Eriksons were obligated to pay CERBCO the principal amount of $188,200, plus interest, representing legal fees paid to the law firm of Morgan, Lewis & Bockius as counsel for the special committee of the CERBCO Board of Directors that was appointed in 1990 in connection with the Proposed Transaction. The Court of Chancery also ruled that the Eriksons were obligated to pay CERBCO interest on the $75,000 Extension Fee the Supreme Court had ordered the Eriksons to pay to CERBCO. All of the plaintiffs' other claims were rejected, except that the Court ruled it was premature to determine plaintiffs' claim that the Eriksons were obligated to reimburse CERBCO for advances to them of the defense costs of the litigation. On October 2, 1996, the plaintiffs filed a petition seeking attorneys' fees and expenses totaling $1,663,266. On February 6, 1997, the Court of Chancery entered a final order and judgment encompassing the above rulings and awarding the plaintiffs attorneys' fees of $143,364.23 to be paid by CERBCO and court costs of $9,359.20 to be paid by the Eriksons. The Eriksons have advised the Company they are likely to appeal. Absent any appeal, the judgment becomes final in thirty days.

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

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay in the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon the plaintiffs' pending motion for post-remand relief. As of this date, the District of Columbia action remains stayed.

         As previously reported by the Company, on October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East (collectively, "defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and Insituform East of Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 15.05 of the Texas Business and Commerce Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of at least $50 million. Insituform East believes it has strong defenses to, and will vigorously contest, the suit. Insituform East has filed two motions to dismiss the action which are currently pending. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, the management of Insituform East has indicated that it believes the suit is meritless and will not have a material adverse effect on its financial condition or the results of operations.

         Management  believes ultimate resolution of these matters will not have
a  material  effect  on  the  consolidated   financial   statements  of  CERBCO.
Accordingly, no provision for these contingencies has been reflected therein.

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


(in thousands)                                   For the three months ended Dec. 31  For the six months ended Dec. 31
                                                 ----------------------------------  --------------------------------
                                                          1996         1995                  1996         1995
                                                          ----         ----                  ----         ----
Sales to Unaffiliated Customers:
  Pipeline rehabilitation                               $6,638       $8,370               $11,959      $16,841
  Copier equipment products and services                 6,138        5,348                11,501       10,157
                                                       -------      -------               -------      -------
    Total Sales                                        $12,776      $13,718               $23,460      $26,998
                                                       =======      =======               =======      =======
Earnings Before Income Taxes:
  Pipeline rehabilitation                                 $377       $1,274                 $(215)      $2,526
  Copier equipment products and services                 1,293        1,193                 2,412        2,275
  Corporate holding company expenses - net                (303)        (159)                 (448)        (270)
                                                       -------      -------               -------      -------
    Operating Profit                                     1,367        2,308                 1,749        4,531
  Other income                                             200          104                   380          241
  Other expenses                                           (49)         (48)                  (97)         (58)
                                                       -------      -------               -------      -------
    Earnings Before Income Taxes                        $1,518       $2,364                $2,032       $4,714
                                                        ======       ======                ======       ======

Net Earnings (Loss) Contribution by Segment:
  Pipeline rehabilitation                              $    69      $   213               $   (28)     $   425
  Copier equipment products and services                   571          479                 1,071          925
  Corporate holding company                               (159)        (160)                 (293)        (227)
                                                       -------      -------               -------      -------
    Net Earnings                                       $   481      $   532               $   750       $1,123
                                                       =======      =======               =======       ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company realized consolidated net earnings of $480,476 ($.33 per share) for the second quarter of fiscal year 1997, as compared to consolidated net earnings of $532,177 ($.37 per share) for the second quarter of fiscal year 1996. The Company recognized consolidated net earnings of $749,889 ($.51 per share) for the first six months of fiscal year 1997, as compared to consolidated net earnings of $1,122,994 ($.77 per share) for the first six months of fiscal year 1996. The decrease in comparable period results is attributable to continued reduced results from Insituform East, the Company's pipeline rehabilitation segment, which, while positive for the second quarter of the current fiscal year, were insufficient to fully offset first quarter negative results. The Condensed Consolidated Statements of Earnings for the three months and six months ended December 31, 1995 have been restated to reflect comparable consolidation of Insituform East's now majority-controlled subsidiary, MIDSOUTH Partners.

         Insituform East attributed its below par six month performance to a significant decrease in comparable period sales, primarily due to a low level of released and workable orders being made timely available by customers from its otherwise record level of backlog. Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $23.0 million at December 31, 1996, a record, as compared to $11.4 million at December 31, 1995. The twelve-month backlog value at December 31, 1996, also a record, was approximately $21.8 million as compared to $11.2 million at December 31, 1995. Consolidated backlog figures include MIDSOUTH Partners' backlog of approximately $3.4 million and $2.6 million at December 31, 1996 and 1995, respectively. The total backlog values of all uncompleted and multi-year contracts includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods, and continued delays experienced in January 1997 by Insituform East on several major projects will significantly reduce East's third quarter fiscal year 1997 results. While there can be no assurances regarding future operating performance, anticipated increases in released and workable orders over the balance of the fiscal year, however, should permit an improved and more typical three-month performance for East during the fourth quarter. Overall, East's earnings for the twelve months ending June 30, 1997 are presently anticipated to be both positive and significant, but materially reduced as compared to the previous fiscal year.

         Capitol Office Solutions, the Company's copier and facsimile equipment products and services segment, continued to experience increased sales and earnings in the second quarter of fiscal year 1997, primarily as a result of continued increases in both its copier equipment sales, and service and supply activities. While again there can be no assurances, sales revenues and earnings results are anticipated to remain favorable, and the Company presently believes that the future prospects of this majority-owned subsidiary remain excellent.

         CERBCO's current earnings remain impacted by legal fees and expenses related to the demands made of, and derivative litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. In the second quarter and first six months of fiscal year 1997, CERBCO experienced unallocated general corporate expenses in the amount of $302,755 and $448,020, respectively, of which $53,779 and $71,838, respectively, were legal fees and expenses in connection with the derivative litigation. From inception in 1990 through December 31, 1996, such legal fees and expenses totaled approximately $2.2 million. For additional information on the status of this litigation, see Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 8. Contingencies."

Results of Operations

Second Quarter ended 12/31/96 Compared with Second Quarter ended 12/31/95

         Consolidated sales decreased $0.9 million (-6.9%) in the second quarter of fiscal year 1997 as compared to the second quarter of fiscal year 1996. Insituform East's pipeline rehabilitation sales decreased $1.7 million (-20.7%), due primarily to lower workable backlog levels experienced throughout the quarter. East's sales decreased $1.2 million (-20.0%); MIDSOUTH Partners' sales decreased $0.5 million (-22.6%). Sales of copier equipment products and services by Capitol Office Solutions increased $0.8 million (14.8%), as equipment sales and service and supply revenues increased 16.9% and 12.8%, respectively. The increases in both areas reflect a continuing expansion in Capitol's customer base.

         Consolidated operating profit decreased $0.9 million (-40.8%) in the second quarter of fiscal year 1997 as compared to the second quarter of fiscal year 1996, primarily as a result of a decrease in the operating profit of Insituform East. Insituform East's cost of sales decreased 15.3%, a smaller percentage decrease than the decrease in its sales and, as a result, gross profit as a percentage of sales decreased from 30.5% to 25.8%. This decrease is due primarily to reduced comparable period margins on installation contracts performed by MIDSOUTH Partners and, to a lesser extent, absorption of semi-fixed costs over a lower sales volume for both East and MIDSOUTH Partners. Insituform East's selling, general and administrative expenses increased $0.1 million
(4.3%) as a result of legal costs associated with the Inliner U.S.A./CAT Contracting antitrust suit. As a result, Insituform East's operating profit decreased $0.9 million (-70.4%). Capitol's cost of sales increased 18.1%, a larger percentage increase than the increase in its sales and, as a result, gross profit as a percentage of sales decreased from 39.9% to 38.1%. The decrease in gross profit as a percentage of sales is due to a decrease in the gross profit margin on equipment sales. Capitol's selling, general and administrative expenses increased $0.1 million (11.8%), and its operating profit increased $0.1 million (8.2%). The parent company's operating loss increased $0.1 million (90.5%), primarily as a result of an increase in the accrued supplemental executive retirement plan liability.

Six Months ended 12/31/96 Compared with Six Months ended 12/31/95

         Consolidated sales decreased $3.5 million (-13.1%) in the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996. Insituform East's sales decreased $4.9 million (29.0%), due primarily due to lower workable backlog levels experienced throughout the first half of fiscal year 1997. East's sales decreased $3.5 million (-28.6%); MIDSOUTH Partners' sales decreased $1.4 million (-30.0%). Capitol's sales increased $1.4 million (13.2%), as equipment sales and service and supply revenues increased 11.7% and 14.6%, respectively. The increases in both areas reflect a continuing expansion in Capitol's customer base.

         Consolidated operating profit decreased $2.8 million (-61.4%) in the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996, primarily as a result of the six month operating loss of Insituform East. Insituform East's cost of sales decreased 17.4%, a smaller percentage decrease than the decrease in its sales and, as a result, gross profit as a percentage of sales decreased from 30.8% to 19.4%. This decrease is due primarily to absorption of semi-fixed costs over lower sales volume and reduced comparable period margins on installation contracts performed by MIDSOUTH Partners. Insituform East's selling, general and administrative expenses decreased $0.1 million (-4.3%), primarily as a result of lower costs to support reduced production activities. Capitol's cost of sales increased 17.7%, a larger percentage increase than the increase in its sales and, as a result, gross profit as a percentage of sales decreased from 40.2% to 37.9%. The decrease in gross profit as a percentage of sales is due to a decrease in the gross profit margin on equipment sales. Capitol's selling, general and administrative expenses increased $0.1 million (7.3%), and its operating profit increased $0.1 million (6.0%). The parent company's operating loss increased $0.2 million (65.9%), primarily as a result of an increase in the accrued supplemental executive retirement plan liability.

Liquidity and Capital Resources

         The Company's operating activities provided $2.7 million in cash during the first six months of fiscal year 1997. The increase in cash is primarily due to an increase in Insituform East's accounts payable and accrued expenses during the first six months of fiscal year 1997, six months' net earnings, plus depreciation and amortization expenses that do not require the outlay of cash.

         Net cash in the amount of $1.9 million was used in investing activities in the first six months of fiscal year 1997 due to capital expenditures by Insituform East. The parent holding company, CERBCO, expended $85,938 to
purchase  27,500  shares  of  Insituform   East's  common  stock  in  a  private
transaction.

         Net cash used in financing activities was approximately $0.2 million in the first six months of fiscal year 1997. The primary use of such funds was the payment of dividends by Insituform East.

         CERBCO believes that its two principal operating subsidiaries, Insituform East and Capitol Office Solutions, have existing open bank lines of credit or borrowing potential against unencumbered assets sufficient to meet the respective cash flow requirements of each operating company. Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit. Capitol Office Solutions and the parent holding company, CERBCO, do not have separate bank lines of credit, but have cash reserves in excess of $4.5 million and $2.6 million, respectively, which are believed to be adequate to meet their respective cash flow requirements in the foreseeable future.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The only material pending legal proceedings to which the Company is a party or any such legal proceedings contemplated of which the Company is aware are (a) a previously disclosed lawsuit in which judgment was rendered in favor of the Company but subsequently appealed to the Delaware Supreme Court by plaintiffs (the "Delaware Complaint"), (b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia (the "D.C. Complaint"), and (c) a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston Division [see Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 9. Contingencies"].

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27 - Financial Data Schedule for the six months ended December 31, 1996 99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings
              Information for the three months ended December 31, 1996; Statement of Earnings Information for the six months ended December 31, 1996; Balance Sheet Information and Consolidating Elimination Entries as of December 31, 1996.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 1997

                                  CERBCO, Inc.
                                  (Registrant)



                                  /s/ ROBERT W. ERIKSON
                                  Robert W. Erikson
                                  President
                                  (Principal Financial Officer)



                                  /s/ ROBERT F. HARTMAN
                                  Robert F. Hartman
                                  Vice President & Controller
                                  (Principal Accounting Officer)

                       Exhibits to CERBCO, Inc. Form 10-Q




      Exhibit 27.       CERBCO, Inc. Financial Data Schedule

      Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Three Months Ended December 31, 1996; Statement of Earnings Information for the Six Months Ended December 31, 1996; Balance Sheet Information; and Consolidating Elimination Entries as of December 31, 1996.

                         Note: Exhibit 27, the Financial Data Schedule, is a requirement by the Securities and Exchange Commission to be submitted only with the electronic filing of Form 10-Q. Therefore, since this schedule contains summary financial information found elsewhere in this report, it is not included here.