Form 10-Q
period 1997-03-31
CERBCO INC
filed 1997-05-15
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[   X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended:                              March 31, 1997
                                                        OR



[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from --------- to ------------
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

                                    Yes          X            No  -----



As of April 21, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:
                          Common Stock          1,177,601
                          Class B Common Stock    296,355
                                 Total          1,473,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements.................................................3

         Condensed Consolidated Statements of Earnings for the
         Three Months and the Nine Months Ended March 31, 1997 and
         March 31, 1996 (unaudited)...........................................3

         Condensed Consolidated Balance Sheets as of March 31, 1997
         and June 30, 1996 (unaudited)......................................4-5

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1997 and March 31, 1996 (unaudited)......6

         Notes to Condensed Consolidated Financial Statements (unaudited)..7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................11-13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities...............................................14

Item 3.  Defaults upon Senior Securities.....................................14

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                 For the three months ended Mar. 31For the nine months ended Mar. 31
                                                        1997           1996           1997            1996

Sales
  Sales of products                                  $ 9,071,789    $  9,020,504    $26,522,826    $30,776,917
  Sales of services and supplies                       3,139,653       2,700,929      9,148,356      7,942,140
                                                     -----------     -----------    -----------    -----------
                                      TOTAL SALES     12,211,442      11,721,433     35,671,182     38,719,057
                                                      ----------      ----------     ----------     ----------

Costs and Expenses:
  Cost of products sold                                7,780,316       6,805,988     21,650,917     21,927,323
  Cost of services and supplies                        1,493,149       1,405,034      4,375,682      4,013,756
  Selling, general and administrative expenses         2,735,662       2,440,363      7,692,995      7,176,501
                                                     -----------     -----------    -----------    -----------
    Total Costs and Expenses                          12,009,127      10,651,385     33,719,594     33,117,580
                                                      ----------      ----------     ----------     ----------

Operating Profit                                         202,315       1,070,048      1,951,588      5,601,477
Investment Income                                        120,481          81,853        394,521        212,333
Interest Expense                                         (10,688)         (5,258)       (28,315)       (20,565)
Other Income (Expense) - net                             (13,653)         93,720         12,185        160,880
                                                   -------------   -------------  -------------   ------------
Earnings Before Incomes Taxes and Non-Owned
  Interests                                              298,455       1,240,363      2,329,979      5,954,125
Provision for Income Taxes                               189,000         485,000        917,000      2,227,000
                                                    ------------    ------------   ------------    -----------
Earnings Before Non-Owned Interests                      109,455         755,363      1,412,979      3,727,125
Non-Owned Interests in Earnings of Consolidated
  Subsidiaries                                            16,179         372,210        569,813      2,220,978
                                                   -------------    ------------   ------------    -----------
                                     NET EARNINGS    $    93,276      $  383,153    $   843,166   $  1,506,147
                                                     ===========      ==========    ===========   ============

Net Earnings per Share of Common Stock               $       .06      $      .26    $       .57   $       1.03
                                                     ===========      ==========    ===========   ============





See notes to condensed consolidated financial statements.

                                        3

                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       As of
                                                                       Mar. 31, 1997         June 30, 1996
ASSETS

Current Assets:
  Cash and cash equivalents                                             $ 10,322,302          $ 10,234,224
  Accounts receivable                                                      8,694,450             8,497,050
  Inventories                                                              3,692,408             3,336,052
  Prepaid and refundable taxes                                               817,448               135,242
  Deferred income taxes                                                      133,000               133,000
  Prepaid expenses and other                                                 575,553               359,631
                                                                       -------------         -------------
    Total Current Assets                                                  24,235,161            22,695,199
                                                                         -----------           -----------

Property, Plant and Equipment - at cost
  Less accumulated depreciation of $13,699,435 at
  March 31, 1997 and $12,394,724 at June 30, 1996                         12,136,935            11,291,818
                                                                         -----------          ------------

Other Assets:
  Excess  of  acquisition  cost  over  value  of net  asset
  acquired  - net of accumulated amortization of $1,734,707
  at March 31, 1997 and $1,615,227 at June 30, 1996                        4,609,182             4,728,662
  Cash surrender value of life insurance                                     681,208               498,974
  Deferred income taxes                                                       41,000                41,000
  Deposits and other                                                         180,021               195,082
                                                                       -------------        --------------
    Total Other Assets                                                     5,511,411             5,463,718
                                                                        ------------         -------------
      Total Assets                                                       $41,883,507           $39,450,735
                                                                         ===========           ===========



See notes to condensed consolidated financial statements.

                                        4

                                                   CERBCO, Inc.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                       As of
                                                                       Mar. 31, 1997         June 30, 1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  4,868,202            $3,629,255
  Income taxes payable                                                       134,960               623,618
  Deferred revenue                                                           526,350               500,643
  Current portion of long-term debt                                                0                 5,104
  Current portion of capital lease obligations                                41,045                50,176
                                                                     ---------------       ---------------
    Total Current Liabilities                                              5,570,557             4,808,796
                                                                       -------------         -------------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)               159,783               135,844
  Deferred income taxes                                                    1,043,000               818,000
  Accrued SERP liability                                                     402,185               176,955
                                                                      --------------        --------------
    Total Long-term Liabilities                                            1,604,968             1,130,799
                                                                       -------------         -------------
      Total Liabilities                                                    7,175,525             5,939,595
                                                                       -------------         -------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                          16,816,215            16,509,371
                                                                        ------------          ------------

Stockholders' Equity:
  Common stock, $.10 par value
  Authorized:  3,500,000 shares
  Issued and outstanding:  1,177,601 shares (at Mar. 31, 1997)               117,760
  Issued and outstanding: 1,157,101 shares (at June 30, 1996)                                      115,710
  Class B Common stock (convertible), $.10 par value
  Authorized:  700,000 shares
  Issued and outstanding: 296,355 shares (at Mar. 31, 1997)                   29,635
  Issued and outstanding: 310,855 shares (at June 30, 1996)                                         31,085
  Additional paid-in capital                                               7,478,303             7,432,071
  Retained earnings                                                       10,266,069             9,422,903
                                                                        ------------         -------------
    Total Stockholders' Equity                                            17,891,767            17,001,769
                                                                        ------------          ------------
      Total Liabilities and Stockholders' Equity                         $41,883,507           $39,450,735
                                                                         ===========           ===========



See notes to condensed consolidated financial statements.

                                        5

                                                   CERBCO, Inc.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                        For the nine months ended Mar. 31
                                                                              1997                  1996

Cash Flows from Operating Activities:
 Net earnings                                                          $     843,166            $1,506,147
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                          1,538,220             1,440,898
    Amounts provided by non-owned interests                                  569,813             2,220,978
    Deferred income taxes                                                    225,000              (145,000)
    (Increase) decrease in other assets                                           61              (227,293)
    Increase in SERP liability                                               225,230                56,735
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                            (197,400)             (270,168)
      (Increase) decrease in inventories                                    (356,356)              230,872
      (Increase) decrease in other current assets                           (898,128)              (47,067)
      Increase (decrease) in accounts payable and accrued expenses           927,933              (120,048)
      Increase (decrease) in deferred revenue                                 25,707                31,998
                                                                     ---------------         -------------
  Net Cash Provided by Operating Activities                                2,903,246             4,678,052
                                                                       -------------           -----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                               (2,190,313)           (1,452,266)
  Increase in cash surrender value of life insurance                        (182,234)                    0
  Increase in investment in subsidiary                                       (85,938)                    0
  Cash distribution from MIDSOUTH Partners to non-owned interests           (101,200)             (368,000)
  Cash balance of majority controlled partnership prior to consolidation           0               241,094
  Increase in other assets                                                         0               (13,000)
  Redemption of temporary investments - net                                        0               776,581
                                                                 -------------------          ------------
  Net Cash Used in Investing Activities                                   (2,559,685)             (815,591)
                                                                       -------------          ------------

Cash Flows from Financing Activities:
  Principal payments on revolving lines of credit, capital lease
    obligations and long-term borrowings                                     (48,839)              (83,615)
  Proceeds from exercise of stock options                                     21,000                19,500
  Dividends paid                                                            (227,644)             (257,643)
                                                                      --------------          ------------
  Net Cash Used in Financing Activities                                     (255,483)             (321,758)
                                                                      --------------          ------------

Net Increase (Decrease) in Cash and Cash Equivalents                          88,078             3,540,703
Cash and Cash Equivalents at Beginning of Period                          10,234,224             5,197,549
                                                                        ------------           -----------
Cash and Cash Equivalents at End of Period                               $10,322,302            $8,738,252
                                                                         ===========            ==========

Supplemental disclosure of cash flow information:
  Interest paid                                                          $    28,315            $   20,646
  Income taxes paid                                                      $ 1,956,742            $2,574,589

Supplemental schedule of non-cash investing and financing activities:
  Capital equipment acquired under capital lease obligations             $    58,543            $  133,088


See notes to condensed consolidated financial statements.

                                        6

                                  CERBCO, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The Condensed Consolidated Balance Sheet as of March 31, 1997, the Condensed Consolidated Statements of Earnings for the three months and nine months ended March 31, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and 1996 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1996 (unaudited) has been derived from the Company's June 30, 1996 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

         The condensed consolidated financial statements include the accounts of CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Office Solutions, Inc. ("Capitol Office Solutions" or "Capitol"), formerly known as Capitol Copy Products, Inc. ("Capitol Copy"); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany accounts and transactions have been eliminated. The Condensed Consolidated Statements of Earnings for the three months and nine months ended March 31, 1996 and the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 1996 have been restated to include consolidation of the financial activities of MIDSOUTH Partners beginning July 1, 1995.

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

2.       Earnings Per Share

         Earnings per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents outstanding during each period. The following numbers of shares have been used in the computations:

              For the three months ended Mar. 31                For the nine months ended Mar. 31
              ----------------------------------                ---------------------------------
                  1997                  1996                       1997               1996
                  ----                  ----                       ----               ----

                1,473,956             1,467,956                  1,470,255          1,464,247
                =========             =========                  =========          =========

         Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") was recently issued by Financial Accounting Standards Board. SFAS No. 128 requires the Company to compute and present a basic and diluted earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. Had the Company computed earnings per share in accordance with SFAS No. 128, the earnings per share for basic and diluted would have been the same as shown.

3.       Accounts Receivable

         Accounts receivable consist of:
                                                     Mar. 31, 1997         June 30, 1996

Due from municipal and commercial customers             $8,436,771            $8,113,075
Miscellaneous                                              287,679               426,831
                                                      ------------          ------------
                                                         8,724,450             8,539,906
Less: Allowance for doubtful accounts                     (30,000)              (42,856)
                                                      -----------           -----------
                                                        $8,694,450            $8,497,050
                                                        ==========            ==========

4.       Inventories

         Inventories consist of:
                                                     Mar. 31, 1997         June 30, 1996

Pipeline rehabilitation materials                       $1,839,988            $1,159,532
Copier and facsimile equipment                           1,230,832             1,662,375
Copier and facsimile supplies                              220,366               182,475
Copier and facsimile parts                                 401,222               331,670
                                                      ------------          ------------
                                                        $3,692,408            $3,336,052
                                                        ==========            ==========

5.       Equity in Insituform East

         At March 31, 1997, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued during the nine months ended March 31, 1997. If all the options outstanding at March 31, 1997 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 54.7%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the nine months ended March 31, 1997.

6.       Equity in Capitol Office Solutions

         At March 31, 1997, CERBCO beneficially held 800 shares, and Capitol's president held 400 shares, of Capitol Office Solutions Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol Office Solutions stock.

         On March 7, 1997, the Company entered into a definitive Investment, Redemption and Stock Purchase Agreement (the "Agreement") pursuant to which Capitol Office Solutions will redeem the Company's entire two-thirds equity ownership for a redemption price of approximately $19 million. Under the Agreement, CERBCO will also receive a two-thirds share of an approximate $5 million pre-redemption dividend of excess cash from Capitol. The total of approximately $22 million in cash to be received by the Company will be subject to formula adjustment based upon audited financial statements of Capitol at the time of closing, which is expected to be on or before June 30, 1997. The transaction is conditioned upon the favorable vote of the Company's stockholders, and must receive separate approval by a majority of the votes cast by the Company's controlling stockholders, Robert W. Erikson and George Wm. Erikson (the "Eriksons"), and a majority of the votes cast by stockholders other than the Eriksons, at a Special Meeting of Stockholders to be held June 20, 1997.

7.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                     Mar. 31, 1997         June 30, 1996
Accounts payable                                        $2,509,174            $1,075,893
Accrued compensation and related expenses                2,359,028             2,302,320
Dividends payable                                                0               251,042
                                                        ----------            ----------
                                                        $4,868,202            $3,629,255
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

         On September 13, 1996, the Court of Chancery issued its decision on remand. The Court ruled that the Eriksons were obligated to pay CERBCO the principal amount of $188,200, plus interest, representing legal fees paid to the law firm of Morgan, Lewis & Bockius as counsel for the special committee of the CERBCO Board of Directors that was appointed in 1990 in connection with the Proposed Transaction. The Court of Chancery also ruled that the Eriksons were obligated to pay CERBCO interest on the $75,000 Extension Fee the Supreme Court had ordered the Eriksons to pay to CERBCO. All of the plaintiffs' other claims were rejected, except that the Court ruled it was premature to determine plaintiffs' claim that the Eriksons were obligated to reimburse CERBCO for advances to them of the defense costs of the litigation. On October 2, 1996, the plaintiffs filed a petition seeking attorneys' fees and expenses totaling $1,663,266. On February 6, 1997, the Court of Chancery entered a final order and judgment (revised on February 14, 1997) encompassing the above rulings and awarding the plaintiffs attorneys' fees of $143,364.23 to be paid by CERBCO and court costs of $9,359.20 to be paid by the Eriksons. The plaintiffs, the Eriksons, and CERBCO have each appealed to the Delaware Supreme Court where the appeals are presently being briefed. An argument date has not yet been scheduled.

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

         As previously reported by the Company, on October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East (collectively, "defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and Insituform East of Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 15.05 of the Texas Business and Commerce Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of at least $50 million. Insituform East believes it has strong defenses to, and is vigorously contesting, the suit. Insituform East has filed two motions to dismiss the action which are currently pending. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, the management of Insituform East has indicated that it believes the suit is meritless and will not have a material adverse effect on its financial condition or the results of operations.

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

9.       Segment Data and Reconciliation

         CERBCO's operations are classified into two principal industry segments: pipeline rehabilitation and copier equipment products and services. The following is a summary of pertinent industry segment information. Net corporate holding company expenses include items which are of an overall holding company nature and are not allocated to the segments.

(in thousands)                                   For the three months ended Mar. 31For the nine months ended Mar. 31
                                                 -------------------------------------------------------------------
                                                          1997         1996                  1997         1996
                                                          ----         ----                  ----         ----
Sales to Unaffiliated Customers:
  Pipeline rehabilitation                             $  6,271     $  6,898               $18,230      $23,739
  Copier equipment products and services                 5,940        4,823                17,441       14,980
                                                     ---------    ---------              --------     --------
    Total Sales                                        $12,211      $11,721               $35,671      $38,719
                                                       =======      =======               =======      =======

Earnings Before Income Taxes:
  Pipeline rehabilitation                            $    (835)   $     177              $ (1,049)    $  2,703
  Copier equipment products and services                 1,409        1,001                 3,821        3,276
  Corporate holding company expenses - net                (372)        (108)                 (820)        (378)
                                                    ----------   ----------            ----------   ----------
    Operating Profit                                       202        1,070                 1,952        5,601
  Other income                                             147          252                   526          493
  Other expenses                                           (51)         (82)                 (148)        (140)
                                                   -----------  -----------            ----------   ----------
    Earnings Before Income Taxes                     $     298     $  1,240              $  2,330     $  5,954
                                                     =========     ========              ========     ========

Net Earnings (Loss) Contribution by Segment:
  Pipeline rehabilitation                            $    (164)  $       40             $    (192)   $     465
  Copier equipment products and services                   633          401                 1,704        1,326
  Corporate holding company                               (376)         (58)                 (669)        (285)
                                                    ----------  -----------            ----------   ----------
    Net Earnings                                    $       93    $     383             $     843     $  1,506
                                                    ==========    =========             =========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company recognized consolidated net earnings of $93,276 ($.06 per share) for the third quarter of fiscal year 1997, as compared to consolidated net earnings of $383,153 ($.26 per share) for the third quarter of fiscal year 1996. The Company recognized consolidated net earnings of $843,166 ($.57 per share) for the first nine months of fiscal year 1997, as compared to consolidated net earnings of $1,506,147 ($1.03 per share) for the first nine months of fiscal year 1996. The decrease in comparable period results is attributable to continued reduced results from Insituform East, the Company's pipeline rehabilitation segment, which reported consolidated net losses of -$500,181 and -$586,805 for the three months and nine months ended March 31, 1997, respectively, and an increase in the parent company's operating expenses. The Condensed Consolidated Statements of Earnings for the three months and nine months ended March 31, 1996 have been restated to reflect comparable consolidation of Insituform East's now majority-controlled subsidiary, MIDSOUTH Partners.

         Insituform East attributed its negative nine month operating results to a significant decrease in comparable period sales,which were further aggravated by delays in the start-up and execution of several significant projects in the third quarter and reduced margins on competitively bid projects performed during the third quarter. Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $19.3 million at March 31, 1997, as compared to $6.6 million at March 31, 1996. The twelve-month backlog at March 31, 1997 was approximately $17.9 million as compared to $6.4 million at March 31, 1996. Consolidated backlog figures include MIDSOUTH Partners' backlog of approximately $2.5 million and $1.5 million at March 31, 1997 and 1996, respectively. The total backlog values of all uncompleted and multi-year contracts includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods. While there can be no assurances regarding future operating performance, the Company believes that anticipated increases in released work over the balance of the fiscal year should produce positive fourth quarter results, although such results are not expected to fully offset the cumulative loss at nine months. Accordingly, negative operating results are presently anticipated for the twelve months ending June 30, 1997.

         Capitol Office Solutions, the Company's copier and facsimile equipment products and services segment, continued to experience increased sales and earnings for both the third quarter and first nine months of fiscal year 1997, primarily as a result of continued increases in both its copier equipment sales, and service and supply activities. While again there can be no assurances, sales revenues and earnings results are anticipated to remain favorable, but it is presently anticipated that the proposed sale of the Company's interest in this subsidiary would convert accounting for Capitol Office Solutions to treatment as discontinued operations by fiscal year end at June 30, 1997.

         The parent company's operating expenses increased in the three months and nine months ended March 31, 1997, primarily due to legal and consulting fees resulting from the negotiations in connection with the proposed sale of the
Company's interest in Capitol Office Solutions, and an increase in certain Company benefit plan liabilities. CERBCO's current earnings also remain impacted somewhat by legal fees and expenses related to the demands made of, and derivative litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. In the third quarter and first nine months of fiscal year 1997, CERBCO experienced unallocated general corporate expenses in the amounts of $372,049 and $820,069, respectively, of which $8,619 and $78,405, respectively, were legal fees and expenses in connection with the derivative litigation. From inception in 1990 through March 31, 1997, such legal fees and expenses totaled approximately $2.2 million. For additional information on the status of this litigation, see Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) -
Note 8. Contingencies."

Results of Operations

Third Quarter ended 3/31/97 Compared with Third Quarter ended 3/31/96

         Consolidated sales increased $0.5 million (4.2%) in the third quarter of fiscal year 1997 as compared to the third quarter of fiscal year 1996. Insituform East's pipeline rehabilitation sales decreased $0.6 million (-9.1%), due primarily to delays in the start-up and execution of several significant East projects during the quarter. East's sales decreased $0.5 million (-11.2%); MIDSOUTH Partners' sales decreased $0.1 million (-3.1%). Both East and MIDSOUTH Partners' sales for the third quarter of fiscal year 1996 were significantly impeded by unusually severe winter weather conditions. Sales of copier equipment products and services by Capitol Office Solutions increased $1.1 million (23.2%), as equipment sales and service and supply revenues increased 31.9% and 16.2%, respectively. The increases in both areas reflect a continuing expansion in Capitol's customer base.

         Consolidated operating profit decreased $0.9 million (-81.1%) in the third quarter of fiscal year 1997 as compared to the third quarter of fiscal year 1996, primarily as a result of an operating loss by Insituform East. Insituform East's cost of sales increased 8.8% while its sales decreased and as a result, gross profit as a percentage of sales decreased from 22.5% to 7.3%. This decrease is due primarily to increased low margin subcontracted services and reduced margins on installation services performed by East on competitively bid projects. Insituform East's selling, general and administrative expenses decreased $0.1 million (-6.1%) primarily as a result of lower costs to support reduced production activities. Capitol's cost of sales increased 19.7%, a smaller percentage increase than the increase in its sales, and as a result, gross profit as a percentage of sales increased from 40.5% to 42.2%. The gross profit margin on equipment sales decreased from 31.1% to 30.7%, while the gross profit margin on service and supplies increased from 48.0% to 52.4%. Capitol's selling, general and administrative expenses increased $0.1 million (15.3%), and its operating profit increased $0.4 million (40.4%). The parent company's operating loss increased $0.3 million (244.4%), primarily due to legal and consulting fees resulting from the negotiations in connection with the Capitol Office Solutions transaction.

Nine Months ended 3/31/97 Compared with Nine Months ended 3/31/96

         Consolidated sales decreased $3.0 million (-7.9%) in the first nine months of fiscal year 1997 as compared to the first nine months of fiscal year 1996. Insituform East's sales decreased $5.5 million (-23.2%), due primarily to lower workable backlog levels experienced throughout the period and third quarter delays in the start-up and execution of several significant East projects. East's sales decreased $4.0 million (-23.5%); MIDSOUTH Partners' sales decreased $1.5 million (-22.4%). Capitol's sales increased $2.5 million (16.4%), as equipment sales and service and supply revenues increased 17.8% and 15.2%, respectively. The increases in both areas reflect a continuing expansion in Capitol's customer base.

         Consolidated operating profit decreased $3.6 million (-65.1%) in the first nine months of fiscal year 1997 as compared to the first nine months of fiscal year 1996, primarily as a result of the nine month operating loss of Insituform East. Insituform East's cost of sales decreased 9.2%, a smaller decrease than the decrease in its sales, and as a result, gross profit as a percentage of sales decreased from 28.4% to 15.3%. This decrease is due primarily to absorption of semi-fixed costs over lower sales volume, reduced margins on third quarter East production and reduced comparable period margins on installation contracts performed by MIDSOUTH Partners. Insituform East's selling, general and administrative expenses decreased $0.2 million (-5.0%), primarily as a result of lower costs to support reduced production activities. Capitol's cost of sales increased 18.4%, a larger percentage increase than its increase in sales, and as a result, gross profit as a percentage of sales decreased from 40.3% to 39.3%. The gross profit margin on equipment sales decreased from 30.0% to 25.2%, while the gross profit margin on service and supplies increased from 49.5% to 52.2%. Capitol's selling, general and administrative expenses increased $0.3 million (10.1%), and its operating profit increased $0.5 million (16.5%). The parent company's operating loss increased $0.4 million (116.9%), primarily as a result of a one-time increase in the accrued supplemental executive retirement plan liability and legal and consulting fees resulting from the negotiations in connection with the Capitol Office Solutions transaction.

Liquidity and Capital Resources

         The Company's operating activities provided $2.9 million in cash during the first nine months of fiscal year 1997. The increase in cash is primarily due to an increase in Insituform East's accounts payable and accrued expenses during the first nine months of fiscal year 1997, nine months' net earnings, and depreciation and amortization expenses that do not require the outlay of cash.

         Net cash in the amount of $2.6 million was used in investing activities in the first nine months of fiscal year 1997, primarily due to capital expenditures by Insituform East. The parent holding company, CERBCO, expended $85,938 to purchase 27,500 shares of Insituform East's common stock in a private transaction.

         Net cash used in financing activities was approximately $0.3 million in the first nine months of fiscal year 1997. The primary use of such funds was the payment of dividends by Insituform East and Capitol Office Solutions.

         CERBCO believes that its two principal operating subsidiaries, Insituform East and Capitol Office Solutions, have existing open bank lines of credit or borrowing potential against unencumbered assets sufficient to meet the respective cash flow requirements of each operating company. Insituform East has available as undrawn the amount of $3.0 million on its individual line of credit. Capitol Office Solutions and the parent holding company, CERBCO, do not have separate bank lines of credit, but have cash reserves in excess of $5.6 million and $2.5 million, respectively, which are believed to be adequate to meet their respective cash flow requirements in the foreseeable future.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27 - Financial Data Schedule for the nine months ended March 31, 1997 99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings
                Information for the three months ended March 31, 1997; Statement of Earnings Information for the nine months ended March 31, 1997; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 1997.

(b)      Reports on Form 8-K:

         CERBCO filed two reports on Form 8-K during the quarter ended March 31, 1997. The first report, filed on March 12, 1997, did not include any financial statements and reported on the following item:

         Item 5.  Other Events

         Press release dated March 7, 1997 announcing that the Company had entered into a definitive Investment, Redemption and Stock Purchase Agreement to dispose of its interest in Capitol Office Solutions.

         The second report, filed on March 21, 1997, provided unaudited pro forma financial information in connection with the transaction reported in the first report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997

                                  CERBCO, Inc.
                                  (Registrant)



                           /s/ ROBERT W. ERIKSON
                           Robert W. Erikson
                           President
                          (Principal Financial Officer)



                           /s/ ROBERT F. HARTMAN
                           Robert F. Hartman
                           Vice President & Controller
                          (Principal Accounting Officer)

                       Exhibits to CERBCO, Inc. Form 10-Q




           Exhibit 27. CERBCO, Inc. Financial Data Schedule

           Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Three Months Ended March 31, 1997; Statement of Earnings Information for the Nine Months Ended March 31, 1997; Balance Sheet Information; and Consolidating Elimination Entries as of March 31, 1997.