Form 10-K
period 1997-06-30
CERBCO INC
filed 1997-09-29
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934                                                       [FEE REQUIRED]
For the fiscal year ended:                                         June 30, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934                                                [NO FEE REQUIRED]
For the transition period from -----------------  to ---------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes          X            No ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    Yes          X            No ---------

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 15, 1997, was $9,538,482.

As of September 15, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:
                       Common Stock              1,186,726
                       Class B Common Stock        296,230
                         Total                   1,482,956

Documents Incorporated by Reference:  None

Total number of pages of this report:     52
Index to Exhibits located at page:        46

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.   Business.............................................................3

Item 2.   Properties...........................................................8

Item 3.   Legal Proceedings....................................................9

Item 4.   Submission of Matters to a Vote of Security Holders..................9

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................10

Item 6.   Selected Financial Data.............................................11

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................12

Item 8.   Financial Statements and Supplementary Data.........................15

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure......15

PART III

Item 10.  Directors and Executive Officers of the Registrant..................34

Item 11.  Executive Compensation..............................................36

Item 12.  Security Ownership of Certain Beneficial Owners and Management......43

Item 13.  Certain Relationships and Related Transactions......................45

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....46




                                  CONSOLIDATED
                             STATEMENTS OF EARNINGS
                               AND BALANCE SHEETS
                               Pages 17 through 19

                                     PART I

Item 1.  Business

(a)      General Development of Business

         As of June 30, 1997 CERBCO, Inc. ("CERBCO", the "Company" or "Registrant") [NASDAQ:CERB] is a parent holding company with a controlling interest in Insituform East, Incorporated [NASDAQ:INEI] (excavationless sewer and pipeline rehabilitation). Prior to June 30, 1997, CERBCO also owned a controlling interest in Capitol Office Solutions, Inc. (formerly Capitol Copy Products, Inc.) [copier and facsimile ("fax") equipment sales, service and supplies].

         CERBCO was incorporated on December 23, 1987 in the State of Delaware. CERBCO was formed for the purpose of implementing a Plan of Reorganization and Merger (the "Plan"), whereby its then publicly-traded predecessor, CERBERONICS, Inc. ("CERBERONICS"), became a wholly-owned subsidiary of CERBCO. Under the
Plan, owners of shares of stock previously held in CERBERONICS, by class, received ownership of an equivalent number of shares of stock, by class, in
CERBCO. The Company thus consisted of CERBCO, a parent holding company, and three principal subsidiaries, CERBERONICS, Insituform East, Incorporated and Capitol Office Solutions, Inc. CERBERONICS, which had been providing engineering, analytical and technical support services to the United States Government, discontinued operations in 1991.

         On June 30, 1997, the Company's two-thirds stake in Capitol Office Solutions, Inc. ("Capitol") was redeemed by Capitol for approximately $19 million in cash plus two-thirds of an approximate $5 million pre-redemption dividend, leaving Insituform East, Incorporated as the Company's sole remaining operating subsidiary.

         The principal office and corporate headquarters of the Company are located in suburban Washington, D.C., collocated with the offices of Insituform East, Incorporated, at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 773-1784, its fax number is (301) 322-3041, and its twenty-four hour public information FaxVault number is (301) 773-4560.

(b)      Financial Information About Industry Segments

         As of June 30, 1997, substantially all of the Company's revenues, operating results and identifiable assets are attributable to the rehabilitation and repair of underground sewers and other pipelines, the Company's only remaining business segment. See Part IV, Item 14, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1997; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 1997" for additional information pertaining to Insituform East, Inc.

(c)      Narrative Description of Business

                                  CERBCO, Inc.

GENERAL

         As of June 30, 1997, CERBCO, Inc. ("CERBCO" or the "Company") is a parent holding company with a controlling interest in one principal subsidiary, Insituform East, Inc. CERBCO officers participate directly on the management team of this subsidiary corporation, in varying capacities and officerships, with a view to overseeing, protecting and developing the long-term value of the Company's investment in such subsidiary. A business description of CERBCO is primarily a business description of Insituform East, Incorporated as given below.

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

         For financial reporting purposes for the fiscal years ended June 30, 1997 and 1996, the Company has included its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, MIDSOUTH Partners, in its consolidated financial statements. Prior to the fiscal year ended June 30, 1996, the Company accounted for its minority investment in MIDSOUTH Partners using the equity method.

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

         On May 1, 1987, the Company entered into supply agreements with ITI whereby the Company has committed to purchase 90% of its Insitutube material requirements from ITI. The agreements automatically renew annually unless notice of termination is provided by either party six months prior to the end of a renewal period. As a result of certain terms not previously fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreements. After providing six months advance notice, East terminated its supply agreement with ITI effective May 1, 1997. However, East continues to purchase its Insitutube material requirements from ITI.

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

         TRY TEK manufactures Insitucutter devices for sale to ITI and East under an agreement with ITI, the Insitucutter device patent holder. Unless otherwise terminated, this agreement will continue until April 6, 1998, the date of expiration of the Insitucutter device patent.

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

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents, trademarks and know-how related to the Insituform process are derived from its licensor, ITI. There are presently 62 United States patents which cover various aspects of the Insituform process and related installation techniques. The last patent to expire will remain in effect until 2015. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994, a primary method patent relating to the Insitutube material saturation process expires in February 2001 and a patent relating to the Insitutube material will expire in May 2001.

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

CUSTOMERS

         The  Company  performs   services  under  contracts  with  governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's revenues have come from state and local government entities -- cities, counties, state agencies and regional authorities. During the year ended June 30, 1997, Federal government contracts (collectively), a municipal government in central Ohio, a county government in the Washington, D.C. metropolitan area, and a combined city and county government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's sales. During the year ended June 30, 1996, Federal government contracts (collectively), the same county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's sales. During the year ended June 30, 1995, Federal government contracts (collectively), the same regional sanitary authority in southwest Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of the Company's sales.

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

         The total value of all uncompleted and multi-year contract awards from customers was approximately $24.4 million at June 30, 1997, as compared to $5.1 million at June 30, 1996. The twelve-month backlog at June 30, 1997 was approximately $16.1 million as compared to $4.9 million at June 30, 1996. The total value of all uncompleted and multi-year contracts at June 30, 1997 and 1996 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large multi-year menu-priced contracts with estimated but uncertain order quantities subject additionally to the specifics of individual work releases.

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

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the cured-in-place Insituform process over modified sliplining techniques due to the quality and longevity of the Insitupipe product, the proven performance record of the Company's Insituform process installations over the past nineteen years, and the broader range of design alternatives available with the Insituform process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers will accept a technologically inferior modified sliplining technique in place of a cured-in-place technology.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by the Company from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a "best value" and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

SALES AND MARKETING

         The Company's sales and marketing effort is directed by its Vice President of Sales and Marketing. The Company's sales and marketing team includes seven sales representatives, assigned to serve the Company's municipal, Federal government and industrial market customers. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and produces and distributes technical video presentations, brochures and newsletters for current and prospective users of the Insituform process.

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

EMPLOYEES

         At June 30, 1997, the Company employed 184 full-time persons.

Item 2.  Properties

         Insituform East owns four buildings totaling 76,700 square feet situated on a 15.45 acre site in the Ardwick Industrial Park, Prince George's County, Maryland. This facility houses the maintenance, operations, marketing, administration and executive offices of the Company.

         Insituform East also leases a 13,000 square foot branch facility in the Cincinnati, Ohio, metropolitan area to service operations in the western region of its licensed territory.

         TRY TEK owns 13,885 square feet of land in Hanover, Pennsylvania, with 6,139 square feet of manufacturing, administration and storage facilities housed in three buildings.

         MIDSOUTH Partners leases a 15,000 square foot facility in Knoxville, Tennessee to serve customers in Tennessee, Kentucky and northern Mississippi.
Item 3. Legal Proceedings

         See Part II, Item 8, "Notes to Consolidated Financial Statements - Note 12: Contingencies" for details concerning (a) a previously disclosed lawsuit in the Court of Chancery of the State of Delaware currently on appeal to the Delaware Supreme Court, (b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia, and (c) a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston Division.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 27, 1997, a special meeting of stockholders was held to allow stockholders to vote for or against the sale by the Company of its two-thirds stake in Capitol Office Solutions, Inc. ("Capitol"), held by the Company's wholly-owned subsidiary, CERBERONICS, Inc. pursuant to the terms of an Investment, Redemption and Stock Purchase Agreement. The Agreement contemplated a sales price of $19 million and two-thirds of an approximately $5 million pre-sale distribution of excess cash from Capitol. The transaction was conditioned upon the affirmative vote of a majority of the votes cast by stockholders other than the Company's controlling stockholders, Messrs. Robert
W. Erikson and George Wm. Erikson. Based on the vote for the transaction by the non-controlling stockholders, the controlling stockholders voted for the transaction. The number of votes cast for and against the proposal, as well as abstentions and broker non-votes, were as follows:

                                                                                                         BROKER
                                         FOR                   AGAINST               ABSTAIN            NON-VOTES
                                 Shares      Votes       Shares      Votes       Shares    Votes         Shares
Non-Controlling Stockholders
     Common                      510,211    510,211      297,538    297,538       14,367   14,367        198,454
     Class B Common               22,397    223,970        7,447     74,470          250    2,500          3,911
                                --------    -------      -------    -------       ------   ------        -------
         Total                   532,608    734,181      304,985    372,008       14,617   16,867        202,365
                                 -------    -------      -------    -------       ------   ------        -------

Controlling Stockholders
     Common                      115,056    115,056            0          0            0        0              0
     Class B Common              245,318  2,453,180            0          0            0        0              0
                                 -------  ---------            -          -            -        -              -
         Total                   360,374  2,568,236            0          0            0        0              0
                                 -------  ---------            -          -            -        -              -

     GRAND TOTAL                 892,982  3,302,417      304,985    372,008       14,617   16,867        202,365
                                 =======  =========      =======    =======       ======   ======        =======



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

         The following table shows the range of bid quotations for the period indicated as reported by NASDAQ:

                                  Common Stock
     Fiscal Year Ended June 30, 1997                      High             Low
     -------------------------------                      ----             ---
           1st Quarter                                    7 3/8            5 3/8
           2nd Quarter                                    7 1/4            5 1/4
           3rd Quarter                                    9 3/4            6 1/8
           4th Quarter                                    12               71/4

     Fiscal Year Ended June 30, 1996                      High             Low
     -------------------------------                      ----             ---
           1st Quarter                                    8 1/4            4 7/8
           2nd Quarter                                    7 5/8            6
           3rd Quarter                                    7 1/2            5 7/8
           4th Quarter                                    8 1/8            6

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

(b)      Holders

         As of September 15, 1997, the approximate number of shareholders of record of each class of common equity of CERBCO was as follows:

         Common Stock                       319
         Class B Common Stock               130

(c)      Dividends

         On June 17, 1997, the Company declared a regular cash dividend of five cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1997 to its shareholders of record as of the close of business on June 30, 1997. On June 27, 1997, the Company declared a special dividend of one-dollar and fifty cents per share, both on its Common Stock and its Class B Common Stock, payable July 30, 1997 to shareholders of record as of the close of business on July 15, 1997. On June 18, 1996, the Company declared a regular cash dividend of five cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1996 to its shareholders of record as of the close of business on June 30, 1996. No dividends were declared in 1995.

         The declaration of any future dividends will be determined by the Board of Directors based upon conditions then existing, including the Company's operating results, financial condition, capital requirements and other factors. While there can be no assurances as to the declaration of any future dividends, it is presently contemplated that dividends will be declared annually with a record date of June 30th and a payment date of July 15th.

Item 6.  Selected Financial Data

         The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report. Statement of earnings information for fiscal years prior to 1997 has been restated to account for inclusion of Capitol Office Solutions as discontinued operations.

(in thousands, except per share information and return on equity amounts)

STATEMENT OF EARNINGS INFORMATION
                                                                     Years ended June 30
                                                 1997       1996       1995        1994         1993
                                                 ----       ----       ----        ----         ----

Sales ....................................   $ 26,542    $ 30,471   $ 21,594    $ 14,804    $ 13,105
Operating profit (loss) ..................   $ (1,633)   $  2,551   $  1,529    $   (771)   $ (2,611)
Earnings (loss) before non-owned interests
  and income taxes .......................   $ (1,243)   $  3,121   $  2,615    $   (180)   $ (2,007)
Earnings (loss) before non-owned interest
  in Insituform East .....................   $   (565)   $  1,389   $  1,247    $   (301)   $ (1,223)
Earnings (loss) from continuing operations   $   (199)   $    247   $   (202)   $   (403)   $   (639)
Net earnings (loss) ......................   $ 10,169    $  2,055   $  1,542    $  1,319    $   (290)
Net earnings (loss) per share:
  Continuing operations ..................   $  (0.13)   $   0.17   $  (0.13)   $  (0.28)   $  (0.44)
  Net earnings (loss) ....................   $   6.91    $   1.40   $   1.06    $   0.90    $  (0.20)
Weighted average number of shares ........      1,471       1,465      1,460       1,457       1,457
Dividends declared per share .............   $   1.55    $   0.05   $      0    $      0    $      0


BALANCE SHEET INFORMATION                                                 June 30
                                                 1997         1996          1995         1994         1993
                                                 ----         ----          ----         ----         ----
Accounts receivable                         $   6,691     $  8,497     $   6,386    $   6,675    $   3,641
Working capital                             $  24,537     $ 17,886     $  12,152    $   9,480    $   7,313
Total assets                                $  51,471     $ 39,451     $  32,980    $  29,507    $  27,559
Short-term debt                             $      29     $     55     $      53    $     611    $     962
Long-term debt                              $     139     $    136     $      42    $      96    $     458
Non-owned interests                         $  13,042     $ 16,509     $  12,367    $  10,318    $   9,809
Stockholders' equity                        $  24,935     $ 17,002     $  15,000    $  13,445    $  12,127
Book value per share                        $   16.88     $  11.58     $   10.26    $    9.23    $    8.32
Average stockholders' equity
  [Weighted average equity during year
  exclusive of current earnings (loss)]     $  17,033     $ 15,010     $  13,452    $  12,127    $  12,454
Return on equity
  [Current earnings (loss) divided by average
  stockholders' equity as defined above]        59.7%        13.7%        11.5%        10.9%         (2.3)%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated loss from continuing operations of -$199,396 (-$0.13 per share) on sales of $26.5 million, but extraordinarily positive overall net earnings of $10,169,310 ($6.91 per share), a 59.7% return on equity, for its fiscal year ended June 30, 1997. Overall net earnings include earnings from the operations of, and a gain from the redemption of its interest in, the Company's now discontinued copy machine products and services segment. In the previous fiscal year, the Company recognized consolidated earnings from continuing operations of $247,219 ($0.17 per share) on sales of $30.5 million, and net earnings of $2,055,291 ($1.40 per share), a 13.7% return on equity, including earnings from the operations of the discontinued copy machine products and services segment.

         The Company's significant net earnings for the fiscal year ended June 30, 1997 were attributable to the stockholder approved redemption, closed June 30, 1997, of its interest in Capitol Office Solutions. In addition to earnings from discontinued operations of $2,166,894 attributable to Capitol Office Solutions, the Company recognized a gain on disposal of the discontinued segment of $8,201,812, net of income taxes of $6,230,000. Insituform East, the Company's pipeline rehabilitation segment, recognized a net loss of -$543,646, contributing a loss of -$177,641 to CERBCO, on sales of $26.5 million in fiscal year 1997, as compared to net earnings of $1,678,557, contributing earnings of $537,138 to CERBCO, on sales of $30.5 million in fiscal year 1996. Insituform East's current annual loss was attributable to an unfavorable balance of negative factors coalescing in fiscal year 1997 including a 13% decrease in period sales, delays in the start-up and execution of several significant projects and dilution to normal overall margin levels caused by increases in subcontracted services, in modified sliplining installations and in certain discounted work undertaken for strategic reasons.

         The Company's results were also affected by unallocated net general corporate expenses in the amount of $551,755 (up $261,836 from the previous year), including $171,484 (down $15,471 from the previous year), related to the demands made of, and litigation being continued against, the Company by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. From inception in 1990 through the year ended June 30, 1997, legal fees and expenses resulting from this litigation totaled approximately $2.3 million. For additional information concerning this matter, see Part II, Item 8, "Notes to Consolidated Financial Statements - Note 12. Contingencies."

         With respect to forward-looking information, while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected workable backlog of customer orders, the Company presently believes that increases in workable backlog should result in favorable operating results through the opening two quarters of fiscal year 1998.

         The principal factor affecting the Company's future performance remains the volatility of Insituform East's earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of Insituform East's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by Insituform East from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of Insituform East. However, a majority of Insituform East's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a "best value" and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain items of expense and earnings bear to the sales of CERBCO and the percentage increases in the dollar amounts of each item from period to period.

                              Results of Operations

                                               Percentage Relationship to Revenues   Period to Period Changes
                                                        Years ended June 30             Years ended June 30
                                                                                        1997         1996
                                                   1997         1996         1995       vs 1996      vs 1995
                                                   ----         ----         ----       -------      -------
Sales                                             100.0%       100.0%        100.0%       (12.9%)       41.1%
                                                  -----        -----         -----
Costs and Expenses:
  Cost of sales                                    84.5         73.1          69.5          0.6         48.4
  Selling, general and administrative expenses     21.7         18.5          23.4          2.1         11.6
                                                  -----        -----         -----
    Total Costs and Expenses                      106.2         91.6          92.9          0.9         39.2
                                                  -----        -----         -----
Operating Profit (Loss)                            (6.2)         8.4           7.1       (164.0)        66.8
Investment Income                                   1.0          1.0           0.9        (11.1)        45.3
Equity in Earnings of MIDSOUTH Partners             0.0          0.0           3.4          0.0       (100.0)
Interest Expense                                   (0.1)        (0.2)          0.0        137.3         NA
Other Income - net                                  0.6          1.0           0.7        (42.5)       102.3
                                                  -----        -----         -----
Earnings (Loss) Before Non-Owned Interests
  and Income Taxes                                 (4.7)        10.2          12.1       (139.8)        19.4
Non-Owned Interest in MIDSOUTH Partners             0.7          2.2           0.0        (70.2)        NA
                                                  -----        -----         -----
Earnings (Loss) Before Non-Owned Interests in
  Insituform East and Income Taxes                 (5.4)         8.0          12.1       (158.4)        (5.8)
Income Taxes                                       (3.3)         3.5           6.3       (181.4)       (21.5)
                                                  -----        -----         -----
Earnings (Loss) Before Non-Owned Interests in
  Insituform East                                  (2.1)         4.5           5.8       (140.7)        11.3
Non-Owned Interests in Insituform East             (1.3)         3.7           6.7       (132.1)       (21.2)
                                                  -----        -----         -----
Earnings (Loss) from Continuing Operations         (0.8)         0.8          (0.9)      (180.7)        NA
Discontinued Operations                            39.1          5.9           8.0        473.5          3.7
                                                   ----        -----         -----
Net Earnings                                       38.3%         6.7%          7.1%       394.8         33.3
                                                  =====        =====         =====

                                  1997 vs 1996

         Consolidated sales decreased $3.9 million (-12.9%) primarily as a result of periods of reduced workable backlog levels experienced by Insituform East during fiscal year 1997 and third quarter fiscal year 1997 delays in the start-up and execution of several significant projects. The Company experienced a 25% decrease in comparable year Insituform installation revenues which was offset to some extent by increased NuPipe installation revenues and increased services subcontracted to others.

         Consolidated operating results decreased $4.2 million (-164.0%) from an operating profit of $2.6 million in 1996 to an operating loss of -$1.6 million in 1997. Insituform East's operating results decreased $4.0 million. Insituform East's gross profit margin decreased from 26.9% to 15.5% primarily as a result of both sales mix and absorption of semi-fixed operating costs over reduced sales levels. Fiscal year 1997 sales mix included increases in low margin subcontracted services, modified sliplining installations and certain discounted work undertaken for strategic reasons. Insituform East's selling, general and administrative expenses decreased $0.1 million (-2.1%) in fiscal year 1997, a much smaller decrease than the decrease in sales. The parent company's operating loss increased $0.2 million (46.7%) primarily due to a one-time increase in the accrued supplemental executive retirement plan liability.

         Earnings from discontinued operations increased $0.4 million (19.8%) due to an increase in Capitol Office Solutions' sales (16.5%) and operating profit (10.8%). Discontinued operations in fiscal year 1997 also included a gain due to the sale of the Company's interests in Capitol Office Solutions of $8.2 million, net of income taxes of $6.2 million.

                                  1996 vs 1995

         Consolidated sales increased $8.9 million (41.1%), primarily due to the inclusion of MIDSOUTH Partners' sales in Insituform East's consolidated sales total. Comparable period East sales increased 4%, primarily as a result of expanded production capacity and high levels of workable backlog during the first six months of fiscal year 1996.

         Consolidated operating profit increased $1.0 million (66.8%) in 1996 as compared to 1995 as Insituform East's operating profit increased and the parent company's operating loss decreased. Insituform East's operating profit increased 22.2% as a result of including MIDSOUTH Partners' operating profit in 1996. Insituform East's gross profit margin decreased from 30.5% to 26.9% primarily as a result of increased semi-fixed operating costs associated with expanded East production capacity in 1996 and reduced margins on MIDSOUTH Partners' Insituform contracts. Insituform East's selling, general and administrative costs increased 25.8% primarily as a result of including MIDSOUTH Partners' selling, general and administrative costs in 1996. The parent company's operating loss decreased $0.5 million (48.9%) primarily due to a decrease in corporate legal expenses.

         Earnings from discontinued operations increased $0.2 million (13.5%) due to an increase in Capitol Office Solutions' sales (15.2%) and operating profit (10.1%). Discontinued operations in fiscal year 1995 included a gain due to receipt by the Company of final payments on five Federal government contracts completed by CERBERONICS on or before June 30, 1991.

Liquidity and Capital Resources

         Liquidity may be defined as the Company's ability to mobilize cash. Cash and cash equivalents increased $16.8 million, $5.0 million and $3.0 million in fiscal years 1997, 1996 and 1995, respectively. The increase in 1997 was due primarily to the sale of the Company's investment in Capitol Office Solutions. The increase in 1996 was due primarily to cash generated from operations and the sale of temporary investments by the parent holding company. The increase in 1995 was due primarily to cash generated from operations.

         The Company's operating activities provided approximately $4.6 million, $6.2 million and $4.9 million in cash during fiscal years 1997, 1996 and 1995, respectively.

         Net cash provided by investing activities was approximately $12.6 million in fiscal year 1997, due primarily to the proceeds of the Company's sale of Capitol Office Solutions. Net cash used in investing activities was approximately $0.7 million and $1.1 million in fiscal years 1996 and 1995, respectively. The primary use of such funds was for capital expenditures by Insituform East in each of the fiscal years to upgrade, expand and improve production capabilities, and purchases of vehicles and production equipment to replace aging units..

         Net cash used in financing activities was $0.3 million, $0.4 million and $0.7 million in fiscal years 1997, 1996 and 1995, respectively. During fiscal years 1997, 1996 and 1995, Insituform East paid cash dividends declared for fiscal years 1996, 1995 and 1994, respectively. During fiscal year 1996, Capitol Office Solutions paid cash dividends declared at mid-year. During fiscal year 1995, Capitol Office Solutions paid down its line of credit.

         CERBCO believes that its principal operating subsidiary, Insituform East has cash reserves, an existing $3,000,000 undrawn bank line of credit and borrowing potential against unencumbered assets sufficient to meet its cash flow requirements for operating funds and capital expenditures in the future. The parent holding company, CERBCO, does not have a separate bank line of credit, but has cash and temporary investments in excess of $18.0 million, principally from the redemption of its interests in Capitol Office Solutions, which, pending longer term investment, are believed to be more than adequate to meet its own cash flow requirements, or the temporary requirements of Insituform East, in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now on appeal to the Delaware Supreme Court.

Item 8.  Financial Statements and Supplementary Data

         See  financial  statements  and  supplementary   financial  information
         provided following Item 9 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CERBCO, Inc.

We have audited the accompanying consolidated balance sheets of CERBCO, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Washington, D.C.
September 22, 1997

                                  CERBCO, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                         1997           1996           1995
                                                      -----------    -----------    -----------

Sales                                                 $26,541,542    $30,470,867    $21,594,313
                                                      -----------    -----------    -----------

Costs and Expenses:
    Cost of sales                                      22,422,831     22,288,437     15,016,598
    Selling, general and administrative expenses        5,751,328      5,631,827      5,048,244
                                                      -----------    -----------    -----------
        Total Costs and Expenses                       28,174,159     27,920,264     20,064,842
                                                      -----------    -----------    -----------

Operating Profit (Loss)                                (1,632,617)     2,550,603      1,529,471
Investment Income                                         258,947        291,173        200,421
Equity in Earnings of MIDSOUTH Partners                         0              0        738,798
Interest Expense                                          (39,871)       (16,799)             0
Other Income - net                                        170,469        296,483        146,571
                                                      -----------    -----------    -----------
Earnings (Loss) Before Non-Owned Interests
    and Income Taxes                                   (1,243,072)     3,121,460      2,615,261
Non-Owned Interest in Pretax Earnings of MIDSOUTH
    Partners                                              196,329        658,822              0
                                                      -----------    -----------    -----------
Earnings (Loss) Before Non-Owned Interests in
    Insituform East, Inc. and Income Taxes             (1,439,401)     2,462,638      2,615,261
Provision (Credit) for Income Taxes                      (874,000)     1,074,000      1,368,000
                                                      -----------    -----------    -----------
Earnings (Loss) Before Non-Owned Interests in
    Insituform East, Inc.                                (565,401)     1,388,638      1,247,261
Non-Owned Interests in Earnings (Loss) of
    Insituform East, Inc.                                (366,005)     1,141,419      1,449,131
                                                      -----------    -----------    -----------
Earnings (Loss) from Continuing Operations               (199,396)       247,219       (201,870)
                                                      -----------    -----------    -----------
Discontinued Operations:
    Earnings from discontinued operations of copier
        machine products and services segment           2,166,894      1,808,072      1,592,909
    Gain on disposal of copier machine products and
        services segment - net of income taxes of
        $6,230,000                                      8,201,812              0              0
    Gain on disposal of defense services segment                0              0        151,349
                                                      -----------    -----------    -----------
        Total Discontinued Operations                  10,368,706      1,808,072      1,744,258
                                                      -----------    -----------    -----------
NET EARNINGS                                          $10,169,310    $ 2,055,291    $ 1,542,388
                                                      ===========    ===========    ===========

Net Earnings per Share of Common Stock:
    Earnings (loss) from continuing operations        $     (0.13)   $     (0.13)   $      0.17
    Earnings from discontinued operations                    1.47           1.23           1.09
    Gain on disposal                                         5.57           0.00           0.10
                                                      -----------    -----------    -----------
        Net Earnings per Share                        $      6.91    $      1.40    $      1.06
                                                      ===========    ===========    ===========

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                   1997            1996
                                                               ------------    ------------

ASSETS

Current Assets:
    Cash and cash equivalents                                  $ 27,081,412    $ 10,234,224
    Accounts receivable                                           6,691,313       8,497,050
    Inventories                                                   1,538,017       3,336,052
    Prepaid and refundable taxes                                    813,872         135,242
    Deferred income taxes                                                 0         133,000
    Prepaid expenses and other                                      251,572         359,631
                                                               ------------    ------------
        Total Current Assets                                     36,376,186      22,695,199
                                                               ------------    ------------
Property, Plant and Equipment:
    Land and improvements                                         2,018,587       2,018,587
    Buildings and improvements                                    5,904,448       6,127,007
    Vehicles and production equipment                            11,406,621       9,867,451
    Vehicles under capital leases                                         0         136,178
    Small tools, radios and machine shop equipment                4,658,431       4,119,870
    Office furniture and equipment                                1,066,526       1,417,449
                                                               ------------    ------------
                                                                 25,054,613      23,686,542
    Less accumulated depreciation and amortization              (13,296,041)    (12,394,724)
                                                               ------------    ------------
        Total Property, Plant and Equipment                      11,758,572      11,291,818
                                                               ------------    ------------

Other Assets:
    Excess of  acquisition  cost  over  value of net  assets
        acquired  - net of accumulated amortization of
        $1,077,844 in 1997 and $1,615,227 in 1996                 2,408,508       4,728,662
    Cash surrender value of life insurance                          779,041         498,974
    Deferred income taxes                                                 0          41,000
    Deposits and other                                              148,837         195,082
                                                               ------------    ------------
        Total Other Assets                                        3,336,386       5,463,718
                                                               ------------    ------------
            Total Assets                                       $ 51,471,144    $ 39,450,735
                                                               ============    ============

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30
                                                                       ------------
                                                                   1997            1996
                                                               ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                   $  6,006,361    $  3,629,255
    Income taxes payable                                          5,804,724         623,618
    Deferred revenue                                                      0         500,643
    Current portion of long-term debt                                     0           5,104
    Current portion of capital lease obligations                     28,508          50,176
                                                               ------------    ------------
        Total Current Liabilities                                11,839,593       4,808,796
                                                               ------------    ------------

Long-Term Liabilities:
    Long-term debt (less current portion shown above)                     0               0
    Capital lease obligations (less current portion shown above)    139,480         135,844
    Deferred income taxes                                         1,074,000         818,000
    Accrued SERP liability                                          440,950         176,955
                                                               ------------    ------------
    Total Long-Term Liabilities                                   1,654,430       1,130,799
                                                               ------------    ------------
        Total Liabilities                                        13,494,023       5,939,595
                                                               ------------    ------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                 13,042,117      16,509,371
                                                               ------------    ------------

Stockholders' Equity:
    Common stock, $.10 par value
        Authorized:  3,500,000 shares
        Issued and outstanding: 1,180,601 shares
        (at June 30, 1997)                                          118,060
        Issued and outstanding: 1,157,101 shares
        (at June 30, 1996)                                                          115,710
    Class B Common stock (convertible), $.10 par value
        Authorized:  700,000 shares
        Issued and outstanding: 296,355 shares
        (at June 30, 1997)                                           29,635
        Issued and outstanding: 310,855 shares
        (at June 30, 1996)                                                           31,085
    Additional paid-in capital                                    7,493,378       7,432,071
    Retained earnings                                            17,293,931       9,422,903
                                                               ------------    ------------
        Total Stockholders' Equity                               24,935,004      17,001,769
                                                               ------------    ------------
             Total Liabilities and Stockholders' Equity        $ 51,471,144    $ 39,450,735
                                                               ============    ============

                                  CERBCO, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 and 1995

                                      Common Stock            Class B Common Stock       Additional                   Total Stock-
                               -----------------------------------------------------       Paid-in       Retained       holders'
                                  Shares       Amounts       Shares         Amounts        Capital       Earnings        Equity
                               -----------------------------------------------------------------------------------------------------
BALANCE - JULY 1, 1994           1,146,489    $114,649       310,967        $31,096      $7,401,012    $ 5,898,622    $13,445,379


Net earnings                             0           0             0               0               0      1,542,388      1,542,388
Issuance of stock pursuant to
    exercise of stock options        4,500         450             0               0          11,925              0         12,375
Change in ownership interest
    in subsidiary                        0           0             0               0             117              0            117
                                 ---------     -------       -------      ----------      ----------     ----------     ----------

BALANCE - JUNE 30, 1995          1,150,989     115,099       310,967          31,096       7,413,054      7,441,010     15,000,259

Net earnings                             0           0             0               0               0      2,055,291      2,055,291
Issuance of stock pursuant to
    exercise of stock options        6,000         600             0               0          18,900              0         19,500
Conversion of Class B stock
    into Common stock                  112          11          (112)            (11)              0              0              0
Dividends declared                       0           0             0               0               0        (73,398)       (73,398)
Change in ownership interest
    in subsidiary                        0           0             0               0             117              0            117
                                 ---------     -------       -------       ---------       ---------     ----------     ----------

BALANCE - JUNE 30, 1996          1,157,101     115,710       310,855          31,085       7,432,071      9,422,903     17,001,769

Net earnings                             0           0             0               0               0     10,169,310     10,169,310
Issuance of stock pursuant to
    exercise of stock options        9,000         900             0               0          35,475              0         36,375
Conversion of Class B stock
    into Common stock               14,500       1,450       (14,500)         (1,450)              0              0              0
Dividends declared                       0           0             0               0               0     (2,298,282)    (2,298,282)
Change in ownership interest
    in subsidiary                        0           0             0               0          25,832              0         25,832
                                 ---------    --------       -------         -------      ----------    -----------    -----------

BALANCE - JUNE 30, 1997          1,180,601    $118,060       296,355         $29,635      $7,493,378    $17,293,931    $24,935,004
                                 =========    ========       =======         =======      ==========    ===========    ===========

                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended June 30
                                                               --------------------------------------------
                                                                     1997           1996           1995
                                                               -------------  -------------  --------------
Cash Flows from Operating Activities:
    Earnings from continuing operations                        $   (199,396)   $    247,219    $   (201,870)
    Earnings from discontinued operations                        10,368,706       1,808,072       1,744,258
                                                               ------------    ------------    ------------
    Net earnings                                                 10,169,310       2,055,291       1,542,388
    Adjustments to reconcile net earnings to net cash
        provided by operations:
        Depreciation and amortization                             2,142,711       1,949,292       1,364,171
        Gain on sale of Capitol Office Solutions included
            in earnings from discontinued operations             (8,201,812)              0               0
        Equity in earnings of unconsolidated affiliate                    0               0        (738,798)
        Amounts attributable to non-owned interests                 913,771       2,704,277       2,245,586
        Deferred income taxes                                       256,000        (102,000)         50,000
        (Increase) decrease in other assets                            (447)        (24,321)         56,441
        Increase in long-term liabilities                           263,995          77,283          67,932
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable             (218,805)        165,729         289,043
            (Increase) decrease in inventories                      (55,063)        (42,324)       (762,694)
            (Increase) decrease in other current assets            (640,025)             59         430,273
            Increase (decrease) in accounts payable and
                accrued expenses                                  1,127,014        (861,126)        (78,792)
            Increase (decrease) in income taxes payable          (1,198,658)        221,140         411,322
            Increase (decrease) in deferred revenue                   4,202          20,785         (15,747)
                                                               ------------    ------------    ------------
    Net Cash Provided by Operating Activities                     4,562,193       6,164,085       4,861,125
                                                               ------------    ------------    ------------

Cash Flows from Investing Activities:
    Capital expenditures                                         (2,629,247)     (2,111,648)     (1,627,540)
    Disposal of equipment - net                                      28,529          28,387          40,133
    Proceeds from sale of Capitol Office Solutions - net         15,652,845               0               0
    Increase in investment in Insituform East                       (85,938)              0               0
    Acquisition of non-owned interest in TRY TEK                          0               0         (18,816)
    Cash distribution from MIDSOUTH Partners to non-owned
        interests                                                  (101,200)       (368,000)              0
    Cash balance of majority-controlled Partnership prior to
        consolidation                                                     0         241,094               0
    Cash distribution from MIDSOUTH Partners                              0               0         123,250
    Redemption of temporary investments - net                             0       1,760,950         531,086
    Increase in cash surrender value of insurance                  (280,067)       (244,914)       (180,857)
    Increase in other assets                                              0         (13,000)              0
                                                               ------------    ------------    ------------
    Net Cash Provided by (Used in) Investing Activities          12,584,922        (707,131)     (1,132,744)
                                                               ------------    ------------    ------------

Cash Flows from Financing Activities:
    Proceeds from revolving lines of credit and long-term
        borrowings                                                  800,000               0       2,150,000
    Principal payments on revolving lines of credit, capital
        lease obligations and long-term borrowings                 (835,260)       (108,738)     (2,760,795)
    Dividends paid                                                 (301,042)       (331,041)       (148,036)
    Proceeds from exercise of stock options                          36,375          19,500          12,375
                                                               ------------    ------------    ------------
    Net Cash Used in Financing Activities                          (299,927)       (420,279)       (746,456)
                                                               ------------    ------------    ------------

Net Increase in Cash and Cash Equivalents                        16,847,188       5,036,675       2,981,925
Cash and Cash Equivalents at Beginning of Year                   10,234,224       5,197,549       2,215,624
                                                               ------------    ------------    ------------
 Cash and Cash Equivalents at End of Year                      $ 27,081,412    $ 10,234,224    $  5,197,549
                                                               ============    ============    ============

Supplemental disclosure of cash flow information:
    Interest paid                                              $     39,871    $     27,529    $     28,290
                                                               ============    ============    ============
    Income taxes paid                                          $    313,854    $  3,076,269    $  2,173,715
                                                               ============    ============    ============

Supplemental disclosure of non-cash investing and
    financing activities:
    Additions to capital leases                                $     58,543    $    133,088    $          0
                                                               ============    ============    ============

                                  CERBCO, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1.       Summary of Significant Accounting Policies

Basis of Presentation

         Prior to June 30, 1997, the consolidated financial statements included the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Office Solutions, Inc. ("Capitol") (formerly Capitol Copy Products, Inc.); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). Effective June 30, 1997, CERBCO no longer has an interest in Capitol, and previously reported statements of earnings have been restated to reflect the operating results of Capitol as discontinued operations (see Note 6: Discontinued Operations). Previously reported balance sheets have not been restated.

         All significant intercompany balances and transactions have been eliminated in consolidation..

Business Operations

         As of June 30, 1997, CERBCO is a parent holding company with a controlling interest in one principal subsidiary. Insituform East, operating pursuant to sublicense agreements with Insituform Technologies, Inc. ("ITI"), provides a patented process called "Insituform" primarily to municipalities and state agencies for the repair and reconstruction of sewers and other types of pipelines. The Insituform(R) process creates a hard, jointless, impact and corrosion resistant Insitupipe(R) product inside deteriorating pipes, with a principal benefit that it can usually be installed without excavation. Prior to June 30, 1997, CERBCO had a second principal subsidiary, Capitol, which was in the business of selling, servicing and providing supply products for copier and facsimile equipment, operating pursuant to certain dealer agreements, primarily with Canon, U.S.A., Inc.

         As a result of the disposal of its interest in Capitol, CERBCO has eliminated the reporting of business segment information.

Revenue Recognition

         The Company recognizes revenue under contracts to rehabilitate pipeline sections using the units of completion method. A rehabilitated pipeline section is considered completed work and is generally billable to the customer.

Cash and Cash Equivalents

         Cash and cash equivalents are composed of unrestricted checking accounts and short-term investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. Cash equivalents are stated at cost plus accrued interest which approximates market. For purposes of the consolidated statements of cash flows, the Company considers only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

         Betterments or improvements which increase the estimated useful life of an asset are capitalized. Repairs and maintenance are charged directly to expense as incurred. The Company incurred repair and maintenance costs of approximately $984,000, $1,022,000 and $789,000 in fiscal years 1997, 1996 and
1995, respectively.

Goodwill

         The excess of cost over the fair value of the Insituform East net tangible assets ("goodwill") acquired in 1985 is amortized using the straight-line method over forty years. The Company annually reviews its goodwill recoverability by assessing the historical profitability of Insituform East and expectations as to its future nondiscounted cash flows and operating income, the continued use of its name; the continued use of its license agreements and the status of various patents which govern the Insituform process. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 1997.

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result from recognizing certain items of income and expense in consolidated financial statements in different years from those in income tax returns. These temporary differences relate principally to use of accelerated depreciation methods for tax purposes; timing of the payment of compensated absences; and timing of the recognition of income from the Company's investment in MIDSOUTH Partners (see
Note 5: Investment in MIDSOUTH Partners).

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

2.       Accounts Receivable

         Accounts receivable consist of:
                                                          1997          1996
                                                       -----------  -----------

         Due from municipal and commercial customers   $ 6,479,230  $ 8,113,075
         Miscellaneous                                     212,083      426,831
                                                       -----------  -----------
                                                         6,691,313    8,539,906
         Less: Allowance for doubtful accounts                   0      (42,856)
                                                       -----------  -----------
                                                       $ 6,691,313  $ 8,497,050
                                                       ===========  ===========

3.       Inventories

         Inventories consist of:
                                                          1997         1996
                                                       ----------   ----------

         Pipeline rehabilitation materials             $1,538,017   $1,159,532
         Copier and facsimile equipment                         0    1,662,375
         Copier and facsimile supplies                          0      182,475
         Copier and facsimile parts                             0      331,670
                                                       ----------   ----------
                                                       $1,538,017   $3,336,052
                                                       ==========   ==========

4.       Equity in Insituform East

         At June 30, 1997, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East stock. At June 30, 1996, CERBCO beneficially held 1,100,000 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.1% of the Common Stock, 99.5% of the Class B Common Stock, 32.0% of the total equity and 57.7% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of the directors by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 1997, 1996 or 1995. If all the options and warrants outstanding at June 30, 1997 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 54.7%, respectively.

         From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. No shares were purchased in 1997, 1996 or 1995.

5.       Investment in MIDSOUTH Partners

         CERBCO's consolidated financial statements as of June 30, 1997 and 1996 and for each of the years then ended include the accounts of MIDSOUTH Partners, Insituform East's majority controlled subsidiary partnership since June 12, 1996. MIDSOUTH Partners was organized as Insituform MIDSOUTH, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. MIDSOUTH Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at June 30, 1997 are Insitu, Inc., a wholly-owned subsidiary of Insituform East; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., also an affiliate of ITI.

         Management and conduct of the business of MIDSOUTH Partners is vested in a Management Committee. The seven-member Partnership Management Committee consisted of four Insitu, Inc. representatives, two E-Midsouth, Inc. representatives and one Insituform Southwest, Inc. representative at June 30, 1997. Insituform East did not have majority representation on the Partnership Management Committee prior to a June 12, 1996 arbitration award, which, in connection with a default of the Partnership Agreement by E-Midsouth, Inc., granted Insitu, Inc. the unilateral right to appoint an additional Management Committee member in place of an E-Midsouth, Inc.
representative.

       Partnership profits and losses are allocated to the partners as follows:
       Insitu, Inc.                              42.5%
       E-Midsouth, Inc.                          42.5%
       Insituform Southwest, Inc.                15.0%

         The following is condensed financial information of MIDSOUTH Partners at June 30, 1997, 1996 and 1995, and for each of the three years in the period ended June 30, 1997:

                                             1997         1996         1995
                                          ----------   ----------   ----------

Cash                                      $  817,144   $  678,176   $  241,094
Accounts receivable                        2,143,197    2,193,636    2,249,690
Inventories                                  514,502      445,210      431,738
Property, plant and equipment, net         1,435,193    1,298,593    1,319,303
Other assets                                 153,492      129,359      185,097
                                          ----------   ----------   ----------
     Total Assets                         $5,063,528   $4,744,974   $4,426,922
                                          ==========   ==========   ==========

Current liabilities                       $  707,593   $  581,228   $  859,489
Long-term obligations under capital lease    139,480      112,732       22,196
                                          ----------   ----------   ----------
     Total Liabilities                    $  847,073   $  693,960   $  881,685
                                          ==========   ==========   ==========

Revenues                                  $7,210,604   $8,395,698   $8,894,746
                                          ==========   ==========   ==========

Gross Profit                              $1,158,926   $2,074,144   $2,739,390
                                          ==========   ==========   ==========

Partnership Earnings                      $  341,441   $1,145,777   $1,738,347
                                          ==========   ==========   ==========

6.       Discontinued Operations

         Prior to June 30, 1997, CERBCO beneficially held 800 shares, and Capitol's president held 400 shares, of Capitol Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol stock.

         On June 30, 1997, Capitol redeemed the 800 shares of Class B stock held by the Company for $19 million plus a pre-redemption dividend of two-thirds of the cash held by Capitol in excess of $800,000 equaling $3,789,593. The redemption price ultimately is subject to formula adjustment based upon June 30, 1997 audited financial statements. This transaction was approved by the Company's stockholders at a meeting held on June 27, 1997. CERBCO's share of Capitol's operating results for the fiscal year ended June 30, 1997 are shown separately in the accompanying consolidated statement of earnings as earnings from discontinued operations. The consolidated statements of earnings for the fiscal years ended June 30, 1996 and 1995 have been restated to also show separately CERBCO's shares of Capitol's operating results. Capitol's sales revenues of $23,552,754, $20,209,196 and $17,548,471 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, are not included in sales in the accompanying consolidated statements of earnings.

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

7.       Supplemental Executive Retirement Plan

         The Company has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was $263,995, $77,784 and $67,932 for the fiscal years ended June 30, 1997, 1996 and
1995, respectively.

         The Company has established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of life insurance in the amounts of $779,040 and $498,974 at June 30, 1997 and 1996, respectively. This trust is subject to the claims of the Company's creditors in the event of bankruptcy or insolvency.

8.       Loans Payable

         Insituform East maintains a $3,000,000 bank line of credit which is currently available to it through December 31, 1998. Interest on borrowings against this line of credit is payable monthly at the bank's prime rate. The line is unsecured; however, Insituform East must comply quarterly with financial liquidity, net worth, tangible net worth and debt to equity leverage covenants. At June 30, 1997, the amount available as undrawn on this line was $3,000,000. Insituform East also has an agreement in place with the parent company, CERBCO, whereby it may borrow up to $1,000,000 for operating purposes from CERBCO at interest rates not less than it would pay to its respective bank. At June 30, 1997, Insituform East had no amounts outstanding under this agreement.

9.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                          1997         1996
                                                       ----------   ----------

         Accounts payable                              $1,655,097   $1,075,893
         Accrued compensation and related expenses      1,876,988    2,302,320
         Dividends payable                              2,474,276      251,042
                                                       ----------   ----------
                                                       $6,006,361   $3,629,255
                                                       ==========   ==========

10.      Long-Term Debt

         Long-term debt consists of:
                                                                       1996
                                                                       ----
         Installment note payable due in full in September 1996,
           with equal monthly payments of $1,734
           including interest at 11.5%                              $ 5,104

         Less:  Current portion                                      (5,104)
                                                                    -------
                                                                    $     0
                                                                    =======

11.      Commitments

         The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $500,000, $361,000 and $377,000 for the years ended June 30, 1997, 1996 and 1995, respectively. In addition, the Company obtains certain mobile production equipment under long-term capital leases. The net book value of equipment under capital leases was approximately $150,000 and $137,000 as of June 30, 1997 and 1996, respectively. Minimum future rental commitments under long-term capital and operating leases in effect at June 30, 1997, are as follows:


          Years Ending                                    Capital    Operating
            June 30                                       Leases       Leases

             1998                                      $  61,080    $  81,292
             1999                                         61,080       41,669
             2000                                         61,080        3,472
             2001                                         39,000            0
             2002                                         34,125            0
             2003 and thereafter                           6,500            0
                                                       ---------    ---------
             Total Minimum Payments                      262,865    $ 126,433
                                                                    =========
             Less:  Interest                             (94,877)
                                                       ---------
             Present Value of Minimum Payments         $ 167,988
                                                       =========

         The Company's pipeline rehabilitation using the Insituform process is performed under seven sublicense agreements with ITI. These sublicenses grant the Company rights to perform the Insituform process in the states of Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, Kentucky, Tennessee and northern Mississippi. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of either party. The agreements obligate the Company to pay ITI a royalty equal to 8% of the gross contract price of all contracts performed utilizing the process, less certain fees. The total royalty expense was approximately $1,428,000, $1,847,000 and $1,354,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

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

         The Company has operated under supply agreements with ITI committing the Company to purchase 90% of its Insitutube(R) material requirements from ITI. These agreements are renewable annually unless notice of termination is provided by either party six months prior to the end of the current renewal period. The MIDSOUTH Partners supply agreement presently extends through April 30, 1998. After providing six months advance notice, East terminated its supply agreement with ITI effective May 1, 1997. However, during the three years ended June 30, 1997, the Company purchased substantially all of its Insitutube from ITI.

12.      Contingencies

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

         On September 13, 1996, the Court of Chancery issued its decision on remand. The Court ruled that the Eriksons were obligated to pay CERBCO the principal amount of $188,200, plus interest, representing legal fees paid to the law firm of Morgan, Lewis & Bockius as counsel for the special committee of the CERBCO Board of Directors that was appointed in 1990 in connection with the Proposed Transaction. The Court of Chancery also ruled that the Eriksons were obligated to pay CERBCO interest on the $75,000 Extension Fee the Supreme Court had ordered the Eriksons to pay to CERBCO. All of the plaintiffs' other claims were rejected, except that the Court ruled it was premature to determine plaintiffs' claim that the Eriksons were obligated to reimburse CERBCO for advances to them of the defense costs of the litigation. On October 2, 1996, the plaintiffs filed a petition seeking attorneys' fees and expenses totaling $1,663,266. On February 6, 1997, the Court of Chancery entered a final order and judgment (revised on February 14, 1997) encompassing the above rulings and awarding the plaintiffs attorneys' fees of $143,364.23 to be paid by CERBCO and court costs of $9,359.20 to be paid by the Eriksons. The plaintiffs, the Eriksons, and CERBCO have each appealed those rulings to the Delaware Supreme Court where the appeals were briefed and, subsequently, oral arguments were presented on September 9, 1997. The Delaware Supreme Court currently has the appeals under consideration.

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

         As previously reported by the Company, on October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East (collectively, "defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and Insituform East of Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 15(a) and (b) of the Texas Business and Commercial Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million.

         Insituform East believes it has strong defenses to and is vigorously contesting the suit. Insituform East filed two motions to dismiss the action which were pending at June 30, 1997. On August 25, 1997, the Court denied one of the motions to dismiss, granted in part and denied in part the second motion to dismiss and ordered plaintiffs to file an amended complaint. As a result, the plaintiffs have until September 29, 1997 to amend certain claims or face dismissal outright. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless.

         Management believes ultimate resolution of these matters will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. CERBCO is also involved in other contingencies, none of which could, in the opinion of management, materially affect the Company's financial position or results of operations.

13.      Common Stock

         The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In 1997, 14,500 shares of Class B Common Stock were converted to Common Stock. In 1996, 112 shares of Class B Common Stock were converted to Common Stock. In 1995, no shares of Class B Common Stock were converted to Common Stock

         Each share of Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes, except with respect to the election of directors and any other matter requiring the vote of shareholders separately as a class. The holders of Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes twenty-five percent (25%) of the authorized number of members of the Board of Directors and, if such 25% is not a whole number, then the holders of Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of such membership. The holders of Class B Common Stock, also voting as a separate class, are entitled to elect the remaining directors. In addition, the holders of Common Stock have certain dividend preferences.

14.      Income Taxes

         The provision for taxes is composed of the following (in thousands):

                                      1997       1996       1995
                                   -------    -------    -------
Current:
   Federal                         $ 5,177    $ 1,082    $ 1,135
   State                               (77)       159        167
                                   -------    -------    -------
     Total current                   5,100      1,241      1,302
                                   -------    -------    -------
Deferred:
   Federal                             223       (146)        58
   State                                33        (21)         8
                                   -------    -------    -------
     Total deferred                    256       (167)        66
                                   -------    -------    -------
       Total provision for taxes   $ 5,356    $ 1,074    $ 1,368
                                   =======    =======    =======

         The provision for income taxes is different from that computed using the statutory Federal income tax rate of 34% for the following reasons (in thousands, except percentages):

                                                        1997              1996            1995
                                                 ---------------   --------------  --------------
                                                 Amounts      %    Amounts     %   Amounts     %

Taxes computed at statutory rate                 $ 5,154   34.0    $ 1,061   34.0  $   890   34.0
Increase (decrease) in taxes resulting from:
   State and local income taxes, net of Federal
     income tax benefit (expense)                    (59)  (0.6)       103    3.3      146    5.6
   Non-taxable income                                  0    0.0          0    0.0       (1)   0.0
   Nondeductible items                                17                22    0.7       13    0.5
   Effect of NOL                                       0    0.0        112    3.6      299   11.4
   Federal taxes on partnership income
     attributable to  non-owned interests              0    0.0       (224)  (7.2)       0    0.0
   Other                                             244    1.5          0    0.0       21    0.8
                                                 -------   ----    -------   ----  -------   ----
     Total provision for taxes                   $ 5,356   34.9%   $ 1,074   34.4  $ 1,368   52.3
                                                 =======   ====    =======   ====  =======   ====

         The components of the deferred tax provisions are as follows (in thousands):

                                1997     1996     1995
                               -----    -----    -----

Depreciation                   $  80    $  52    $  16
MIDSOUTH Partners operations     (10)     (76)     126
Deferred compensation            (12)       8       33
Deferred revenue                 201     (155)    (107)
Other                             (3)       4       (2)
                               -----    -----    -----
  Total deferred taxes         $ 256    $(167)   $  66
                               =====    =====    =====


         Deferred Income Taxes, provided for the tax effect of cumulative temporary differences between income tax and financial reporting purposes, consists of the following (in thousands):

                                  1997       1996
                               -------    -------

Depreciation                   $ 1,101    $ 1,021
MIDSOUTH Partners operations        75         85
Deferred compensation              (27)       (15)
Deferred revenue                   (61)      (262)
NOL carryforwards                    0       (240)
Valuation allowance                  0        240
Other                              (14)       (11)
                               -------    -------
                               $ 1,074    $   818
                               =======    =======

15.      Earnings Per Share

         Earnings per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents during each period. The following numbers of shares have been used in the computations:

                 1997        1996        1995
              ---------   ---------   ---------

              1,471,178   1,465,169   1,459,848
              =========   =========   =========

         Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") was issued in February 1997 by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. SFAS No. 128 will require the Company to compute and present basic and diluted earnings per share. Had the Company computed net earnings per share in accordance with SFAS No. 128, both basic and diluted earnings per share would have been the same as earnings per share presented on the Company's statements of earnings.

16.      Retirement Benefit Plans

         Employees of Insituform East and MIDSOUTH Partners who meet certain minimum eligibility requirements and who are not covered by a collective bargaining agreement participate in separate profit-sharing plans. No employees were covered by collective bargaining agreements as of June 30, 1997. Contributions to the plan are determined annually by the respective companies. Contributions to Insituform East's plan were $212,409, $198,844 and $183,489 in fiscal years 1997, 1996 and 1995, respectively. The contribution to MIDSOUTH Partners' plan was $51,373 and $64,878 in fiscal years 1997 and 1996, respectively.

17.      Stock Option Plans

         CERBCO granted options under the Directors' Stock Option Plan on 3,000 shares of CERBCO's Common Stock on December 15, 1995 and 6,000 shares of CERBCO's Common Stock on December 16, 1994, at the option prices of $6.375 and $5.125, respectively, per share, exercisable within three years of the date of the grant. The following is a summary of transactions:

                                          Shares under Option
                                      1997       1996       1995
                                    ------     ------     ------
Outstanding, beginning of year      15,000     18,000     18,000
Granted during the year                  0      3,000      6,000
Exercised during the year           (9,000)    (6,000)    (4,500)
Expired/canceled during the year         0          0     (1,500)
                                   -------    -------    -------
Outstanding, end of year             6,000     15,000     18,000
                                   =======    =======    =======

         At June 30, 1997, no further grants were anticipated.

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") during the year ended June 30, 1997. As allowed under provisions of SFAS 123, the company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company is required to make pro forma disclosures of net earnings (loss) and net earnings (loss) per share as if the fair value-based method of accounting had been applied.

         Summary information for stock options granted during the year ended June 30, 1996 is as follows:

                                                Year ended June 30, 1996

         Date of grant                                    12/15/95
         Option shares granted                              3,000
         Per share exercise price                           $6.38
         Fair value per option share                        $4.63

         The fair value of options granted during the year ended June 30, 1996 was estimated on the date of the grants using the binomial option-pricing model using the following assumptions:

                                                  Year ended June 30, 1996

         Risk-free interest rate                            5.30%
         Expected option term                              3 years
         Expected stock price volatility                    207%
         Expected dividend yield                             13%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS 123, the Company's pro forma net earnings and pro forma net earnings per share for the year ended June 30, 1996 would be as follows:

                                                       Year ended June 30, 1996
                                                      As reported      Pro forma

         Earnings from Continuing Operations          $   247,219    $   238,046
         Earnings from Discontinued Operations          1,808,072      1,808,072
                                                      -----------    -----------
         Net Earnings                                  $2,055,291     $2,046,118
                                                       ==========     ==========

         Earnings per Share from Continuing Operations      $0.17          $0.16
         Earnings per Share from Discontinued Operations     1.23           1.23
                                                           ------         ------
         Net Earnings per Share                             $1.40          $1.39
                                                            =====          =====


18.      Unaudited Quarterly Financial Data

         The following table provides summarized quarterly results of operations for fiscal years 1997 and 1996 (in thousands, except per share information):

                                                              Three Months Ended
1997                                        September 30   December 31    March 31    June 30
----                                        ------------   -----------    --------    -------

Sales                                          $5,321         $6,638       $6,272      $8,311
Gross profit                                      610          1,714          458       1,337
Earnings (loss) from continuing operations       (231)           (90)        (540)        662
Net earnings                                      269            480           93       9,327
Net earnings per share:
  Continuing operations                         (0.16)         (0.06)       (0.37)       0.46
  Net earnings                                   0.18           0.33         0.06        6.34

                                                              Three Months Ended
1996                                         September 30   December 31    March 31    June 30
----                                         ------------   -----------    --------    -------

Sales                                          $8,470         $8,370       $6,898      $6,732
Gross profit                                    2,625          2,556        1,555       1,447
Earnings (loss) from continuing operations        144             54          (19)         67
Net earnings                                      591            532          383         549
Net earnings (loss) per share:
  Continuing operations                          0.10           0.04        (0.01)       0.04
  Net earnings                                   0.40           0.37         0.26        0.37


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)      Identification of CERBCO Directors

Name                     Age   Director Since   Other Positions with Registrant

Robert W. Erikson        52    December 1974(1) President & Treasurer
George Wm. Erikson       55    November 1975(1) Chairman & General Counsel
Webb C. Hayes, IV        49    April 1991       None
Paul C. Kincheloe, Jr.   56    April 1991       None

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

(b) Identification of CERBCO Executive Officers and (Executive Officers of Each Subsidiary)

Name                Age Position(s)                            Held Since

Robert W. Erikson   52  President & Treasurer                  February 1988
George Wm. Erikson  55  Chairman & General Counsel             February 1988
Robert F. Hartman   50  Vice President, Secretary & Controller February 1988 (1)
(Robert W. Erikson) 52  President (Insituform East)            September 1991
(Armen A. Manoogian)54  President (Capitol Office Solutions)   October 1987

(1)  Elected as Secretary in June 1991.

         Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal. Capitol Office Solutions was not a subsidiary subsequent to June 30, 1997, and thus Mr. Manoogian is not an executive officer of CERBCO after such date.

(c)      Identification of Certain Significant Employees

         Not applicable.

(d)      Family Relationships

         Mr. Robert Erikson, Director, President and Treasurer, and Mr. George Erikson, Director, Chairman and General Counsel are brothers.

(e)      Business Experience

         (1) Mr. Robert Erikson was a Supply Corps officer in the Navy from 1968 through 1972. Mr. Erikson joined CERBERONICS in December 1972. In May 1974, he was elected Vice President of Finance and Administration and, in December 1974, he became Executive Vice President, Treasurer and a Director. In October 1977, he was elected President. In February 1988, he was elected President and Treasurer of CERBCO. Mr. Erikson currently is a Director, Vice Chairman and President of Insituform East and serves as a member of the Chief Executive Officer Committee of Insituform East. He was a Director, Vice Chairman and a member of the Chief Executive Officer Committee of Capitol Office Solutions from October 1987 to June 30, 1997. He was a Director of Palmer National Bancorp, Inc. and The Palmer National Bank from 1983 to 1996, and was a Director of The Palmer National Bank's successor, The George Mason Bank, N.A., from May 1996 to June 1997. Mr. Erikson holds a B.A. degree in Engineering and Economics from Brown University and an M.B.A. degree from The George Washington University.

                  Mr. George Erikson joined CERBERONICS in July 1976 as Vice President and General Counsel, and in August 1976, he was elected Secretary. He served as Executive Vice President until July 1987, at which time he was elected to the position of Chairman. He became a Director of CERBERONICS in November 1975 and served as Chairman of the Board of Directors from February 1979 to February 1988. In February 1988, he was elected Chairman and General Counsel of CERBCO. Mr. Erikson currently is a Director and Chairman of Insituform East and serves as a member of the Chief Executive Officer Committee of Insituform East. He was a Director, Chairman and a member of the Chief Executive officer Committee of Capitol Office Solutions from October 1987 to June 30, 1997. From December 1972 to July 1976, he was employed as Vice President - Legal by National Securities & Research Corporation and, prior thereto, he was employed as an attorney to the Dreyfus Corporation. He is a member of the Bar of the State of New York, District of Columbia and Commonwealth of Virginia. Mr. Erikson holds a B.S. degree in Business Administration from Pennsylvania State University, an LL.B. degree from Fordham University Law School, and an LL.M. degree from New York University Law School.

                  Mr. Hartman joined CERBERONICS in August 1979 as Controller and Manager of the Accounting Department. In November 1981, he was elected Assistant Vice President and in April 1984, he was elected Vice President & Treasurer, in which positions he served until his departure from CERBERONICS in September 1985. From October 1985 to February 1988, Mr. Hartman was Controller of Dynamac International, Inc. He returned to CERBERONICS and his former positions in February 1988 and, in addition, was elected Vice President and Controller of CERBCO. In June 1991, he joined Insituform East as Vice President of Administration and was elected Secretary of CERBCO, Insituform East and Capitol Office Solutions. From 1976 to 1977, Mr. Hartman was an accountant for Coopers & Lybrand, and from 1977 to 1979, he was a partner in the accounting firm of Hartman and Hartman. Mr. Hartman is a Certified Public Accountant and holds a B.S. degree from the United States Naval Academy, a B.A. degree from the University of South Florida and an M.B.A. degree from The George Washington University.

                  Mr. Hayes is a Director and Executive Vice President of George Mason Bankshares, Inc. and was Chairman, President and CEO of The George Mason Bank, N.A., from May 1996 to June 1997. Previously, he was Chairman of the Board of Palmer National Bancorp, Inc. and The Palmer National Bank from March 1985 to May 1996, and President and Chief Executive Officer from March 1983 to May 1996. Mr. Hayes serves as a Director of Insituform East and was a Director of Capitol Office Solutions until June 30, 1997. He is also a Director of Citizens Corporation in Eastman, Georgia, and is a member of the Board of Visitors of the University of North Carolina. In January 1995, he completed a three year term as a Director of the Federal Reserve Bank of Richmond. He holds a B.A. degree from the University of North Carolina and an executive management degree from Columbia University School of Business.

                  Mr. Kincheloe holds a B.A. degree from Randolph-Macon College and a J.D. degree from T.C. Williams School of Law, University of Richmond. He has been a practicing attorney and businessman in Fairfax County, Virginia, since 1967. He previously served on the Board of Herndon Federal Savings & Loan and then First Federal Savings & Loan of Alexandria. He currently serves on the Board, as Finance Chairman, of Flint Hill School in Oakton, Virginia, and on the Board of Trustees for Randolph-Macon College. Mr. Kincheloe serves as a Director of Insituform East and was a Director of Capitol Office Solutions until June 30, 1997.

         (2) Directorships. See Part III, Item 10 (e)(1), paragraphs 1, 2, 4 and 5, as to Messrs. Robert Erikson and George Erikson, Hayes and Kincheloe, respectively.

(f)      Involvement in Certain Legal Proceedings

         Not applicable.

Item 11.  Executive Compensation

           CERBCO is a parent holding company with controlling interests in Insituform East ("IEI") and, until June 30, 1997, Capitol Office Solutions
("COS"). CERBCO officers participate also in the management of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and/or its subsidiaries for the fiscal years ended June 30, 1997, 1996 and 1995:

                                            SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                                                              -------------------------------------
                                              Annual Compensation                   Awards        Payouts
                               ---------------------------------------------  ----------------    --------
      Name                                               Other       Total   Restricted
      and                                               Annual      Annual      Stock   Options/  LTIP      All Other
   Principal                      Salary    Bonus    Compensation Compensation  Awards    SARs    Payouts Compensation
    Position         Year          ($)       ($)        ($) (2)       ($)       ($)       (#)      ($)       ($)
-------------------------------------------------------------------------------------------------------------------
Robert W. Erikson    1997 CERBCO $ 11,053    $      0     $       0    $ 11,053   $    0        0   $    0   $      0
Director, President       IEI     208,649           0             0     208,649        0   15,000        0     11,247  (3)
 & Treasurer (1)          COS      65,924      23,095             0      89,019        0        0        0          0
                                ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $285,626    $ 23,095     $       0    $308,721   $    0        0   $    0   $ 11,247
                                =========   =========    ==========  ==========  ======= ======== ======== ==========

                     1996 CERBCO $ 10,677    $      0     $       0    $ 10,677   $    0        0   $    0   $      0
                          IEI     201,555      22,393             0     223,948        0   15,000        0      9,014
                          COS      62,784      22,812             0      85,596        0        0        0          0
                                ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $275,016    $ 45,205     $       0    $320,221   $    0   15,000   $    0   $  9,014
                                =========   =========    ==========  ==========  ======= ======== ======== ==========

                     1995 CERBCO $ 10,412    $      0     $       0    $ 10,412   $    0    1,500   $    0   $      0
                          IEI     196,555      31,457             0     228,012        0   15,000        0     10,118
                          COS      61,063      28,267             0      89,330        0        0        0      1,549
                                ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $268,030    $ 59,724     $       0    $327,754   $    0   16,500  $     0   $ 11,667
                                =========   =========    ==========  ==========  ======= ======== ======== ==========

George Wm. Erikson   1997 CERBCO $ 11,053    $      0     $       0    $ 11,053   $    0        0   $    0   $      0
Director, Chairman        IEI     208,649           0             0     208,649        0   15,000        0     11,613 (3)
 & General Counsel (1)    COS      65,924      23,095             0      89,019        0        0        0          0
                                ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $285,626    $ 23,095     $       0    $308,721   $    0        0   $    0   $ 11,613
                                =========   =========    ==========  ==========  ======= ======== ======== ==========

                     1996 CERBCO $ 10,677    $      0     $       0    $ 10,677   $    0        0   $    0   $      0
                          IEI     201,555      22,393             0     223,948        0   15,000        0     11,264
                          COS      62,784      22,812             0      85,596        0        0        0          0
                                ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $275,016    $ 45,205     $       0    $320,221   $    0   15,000   $    0   $ 11,264
                                =========   =========    ==========  ==========  ======= ======== ======== ==========

                     1995 CERBCO $ 10,412    $      0     $       0    $ 10,412   $    0    1,500   $    0   $      0
                          IEI     196,555      31,457             0     228,012        0   15,000        0     12,033
                          COS      61,063      28,267             0      89,330        0        0        0      1,549
                                ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $268,030    $ 59,724     $       0    $327,754   $    0   16,500  $     0   $ 13,582
                                =========   =========    ==========  ==========  ======= ======== ======== ==========

Robert F. Hartman    1997 CERBCO $ 11,053    $      0     $       0    $ 11,053   $    0        0   $    0   $      0
Vice President,           IEI      88,808           0             0      88,808        0   15,000        0      8,010 (3)
Secretary & Controller          ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $ 99,861    $      0     $       0    $ 99,861   $    0        0   $    0   $  8,010
                                =========   =========    ==========  ==========  ======= ======== ======== ==========

                     1996 CERBCO $ 10,677    $      0     $       0    $ 10,677   $    0        0   $    0   $      0
                          IEI      85,891       9,542             0      95,433        0        0        0      6,666
                                ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $ 96,568    $  9,542     $       0    $106,110   $    0        0   $    0   $  6,666
                                =========   =========    ==========  ==========  ======= ======== ======== ==========

                     1995 CERBCO $ 10,412    $      0     $       0    $ 10,412   $    0        0   $    0   $      0
                          IEI      83,664      13,390             0      97,054        0        0        0     5,754
                                ---------   ---------    ----------  ----------  ------- -------- -------- ----------
                                 $ 94,076    $ 13,390     $       0    $107,466   $    0        0  $     0   $ 5,754
                                =========   =========    ==========  ==========  ======= ======== ======== =========

Armen A. Manoogian   1997 COS    $247,444    $ 86,605     $   9,173    $343,222   $    0        0  $     0   $ 7,500 (5)
[Subsidiary                     =========   =========    ==========  ==========  ======= ======== ======== =========
 President, COS](4)  1996 COS    $235,660    $ 85,545     $   8,736    $329,941   $    0        0  $     0   $ 7,500
                                =========   =========    ==========  ==========  ======= ======== ======== =========
                     1995 COS    $224,955    $105,962     $   8,400    $339,317   $    0        0  $     0   $ 6,129
                                =========   =========    ==========  ==========  ======= ======== ======== =========

(1) The Company's Corporate Executive Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief Executive
Officer  of the  Company.
(2) None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus. The amounts reported represent payment for hours of leave in lieu of time off.
(3) Insituform East contributions to the IEI Advantage Plan.
(4) Capitol's Chief Executive Officer Committee (the "CEOC"),  consisting of the
Chairman, the Vice Chairman and the President, exercised the duties and responsibilities of the Chief Executive Officer of Capitol. Mr. Armen Manoogian, age 54, was President and a member of the CEOC of Capitol from October 1987 to June 30, 1997. Prior to joining Capitol, he served as President of a publicly-traded East Coast computer retailing organization. Mr. Manoogian served on the Company's Board of Directors from October 1990 to April 1993.
(5) Capitol contributions to the COS Profit Sharing Plan.

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

         If the executive dies prior to retirement, the executive's beneficiary will receive a pre-retirement death benefit under a split dollar insurance arrangement. The executive's beneficiary will receive a one-time lump sum payment in the amount of $1,400,000 (in the case of Messrs. Robert Erikson or George Erikson) or $700,000 (in the case of Mr. Robert Hartman). If the executive dies after commencement of the payment of retirement benefits, but before receiving 180 monthly payments, the executive's beneficiary will continue to receive payments until the total payments received by the executive and/or his beneficiary equal 180.

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

         The following tables set forth the annual retirement benefits that would be received under the CERBCO Supplemental Retirement Plan at various compensation levels after the specified years of service:


Pension Plan Table Where Formula Provides 50% of Compensation (1)

(Final)                                   Years of Service (Under Plan)
Remuneration        15                20                25               30                35
------------        --                --                --               --                --

$   125,000     $    58,594      $    62,500       $    62,500       $    62,500      $    62,500
$   150,000     $    70,313      $    75,000       $    75,000       $    75,000      $    75,000
$   175,000     $    82,031      $    87,500       $    87,500       $    87,500      $    87,500
$   200,000     $    93,750      $   100,000       $   100,000       $   100,000      $   100,000
$   225,000     $   105,469      $   112,500       $   112,500       $   112,500      $   112,500
$   250,000     $   117,188      $   125,000       $   125,000       $   125,000      $   125,000
$   300,000     $   140,625      $   150,000       $   150,000       $   150,000      $   150,000
$   350,000     $   154,627      $   175,000       $   175,000       $   175,000      $   175,000
$   400,000     $   154,627      $   182,101       $   200,000       $   200,000      $   200,000
$   450,000     $   154,627      $   182,101       $   201,055       $   221,961      $   225,000
$   500,000     $   154,627      $   182,101       $   201,055       $   221,961      $   245,085

(1) Assumes at the time the Plan was  established  (i) the individual is age 50,
(ii) maximum covered compensation is $250,000 and is increased 2% (compounded annually) each year of service after 1992, and (iii) retirement is effective at the beginning of the year.

Pension Plan Table Where Formula Provides 25% of Compensation (2)

(Final)                                     Years of Service (Under Plan)
Remuneration           15               20                25               30                35
------------           --               --                --               --                --

$    50,000       $   8,929         $ 11,905         $  12,500         $  12,500        $  12,500
$    75,000       $  13,393         $ 17,858         $  18,750         $  18,750        $  18,750
$   100,000       $  17,858         $ 23,810         $  25,000         $  25,000        $  25,000
$   200,000       $  21,206         $ 31,218         $  36,190         $  39,957        $  44,115
$   300,000       $  21,206         $ 31,218         $  36,190         $  39,957        $  44,115
$   400,000       $  21,206         $ 31,218         $  36,190         $  39,957        $  44,115
$   500,000       $  21,206         $ 31,218         $  36,190         $  39,957        $  44,115

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

         The following table sets forth information concerning vested annual benefits as of June 30, 1997 for the executives listed in the Summary Compensation Table covered by the CERBCO Supplemental Retirement Plan:

                                           Years of Credited      Current Annual       Vested          Vested
Name                   Years of Service   Service Under Plan   Covered Compensation  Percentage    Annual Benefit
----                   ----------------   ------------------   --------------------  ----------    --------------

Robert W. Erikson              24                  5            $   270 608           27.78%       $  37,584
George Wm. Erikson             21                  5            $   270 608           33.33%       $  45,101
Robert F. Hartman              16                  5            $    97,419           25.00%       $   6,089


CERBCO 1986 Directors' Stock Option Plan

         CERBERONICS adopted, with stockholder approval at the 1986 Annual Meeting of Stockholders, the CERBERONICS, Inc. 1986 Board of Directors' Stock Option Plan (now called the "CERBCO Directors' Plan"). This plan automatically terminated on December 19, 1996, which did not affect options already granted and still outstanding. The purpose of the CERBCO Directors' Plan was to promote the growth and general prosperity of CERBCO by permitting the Company, through the granting of options to purchase shares of CERBCO's Common Stock, to attract and retain the best available persons as members of CERBCO's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. A maximum of 75,000 shares of Common Stock were made subject to options under the CERBCO Directors' Plan. Options may be granted to directors of CERBCO or any of its subsidiaries. Each option granted under the CERBCO Directors' Plan entitles each director to whom such option is granted the right to purchase shares of CERBCO's Common Stock at a designated option price, any time and from time to time, within three years from the date of grant.

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

         The terms of the CERBCO Directors' Plan contemplated that each director of the Company be granted an option to purchase 1,500 shares of the Company's Common Stock each year for five years, for a total of 7,500 shares of Common Stock per director, beginning in fiscal year 1986. On June 28, 1986, options on 1,500 shares of Common Stock were granted to each of the six CERBERONICS directors then in office. No additional options were granted until December 19, 1991. On December 19, 1991, the CERBCO Directors' Plan was amended by the CERBCO Board of Directors to ensure its original purpose by granting options to purchase 1,500 shares of Common Stock to CERBCO directors in fiscal 1992 and subsequent years, so that each director serving on the date of grant will receive options for a total amount of 7,500 shares over a five year period.
Messrs. Robert Erikson and George Erikson, being the only current directors having received options in 1986, each received options for a total amount of 6,000 shares over a four year period, from 1992 through 1995. Messrs. Hayes and Kincheloe each received options for a total of 7,500 shares over a five year period, from 1992 through 1996, and thus each current director has received options for a total of 7,500 shares. Options on a total of 9,000 shares available under this plan were exercised by directors of the Company during fiscal year 1997. Options on a total of 6,000 shares were outstanding at June 30, 1997. These options were exercised on July 10, 1997.

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

         During fiscal year 1997, Insituform East contributed an amount equal to 4.0% of the total compensation paid to all participating employees.

Names and Capacities in Which                Contributions for               Vested Percent
Cash Contributions Were Made               Fiscal Year 1997 (1)               as of 6/30/97
----------------------------               --------------------               -------------

George Wm. Erikson, Chairman                      $11,247                         100%
Robert W. Erikson, President                      $11,247                         100%
Robert F. Hartman, Vice
  President - Administration & Secretary          $ 6,351                          80%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)        $57,128                          N/A

(1) Total contributions to employees of $276,123 include Insituform East's contribution of $212,409 and reallocated amounts totaling $63,714 forfeited by former participants who terminated employment with Insituform East during fiscal year 1997.

         The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. During fiscal year 1997, as mandated by the plan, Insituform East contributed an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts.

Names and Capacities in Which                Contributions for               Vested Percent
Cash Contributions Were Made                 Fiscal Year 1997                 as of 6/30/97
----------------------------                 ----------------                 -------------

George Wm. Erikson, Chairman                       $   366                        100%
Robert W. Erikson, President                       $     0                        100%
Robert F. Hartman, Vice
  President - Administration & Secretary            $1,659                        100%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)          $6,350                         N/A

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

         On December 13, 1996, options on a total of 105,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of seven directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $2.625. No options available under this plan were exercised by directors of Insituform East during fiscal year 1997.

Insituform East 1989 Board of Directors' Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1989 Annual Meeting of Stockholders, the Insituform East, Incorporated 1989 Board of
Directors Stock Option Plan (the "IEI 1989 Directors' Plan"). The purpose of this plan was the same as the IEI 1994 Directors' Plan. The plan is administered by the Insituform East Board of Directors. Options were first granted to directors on December 1, 1989 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1990, 1991, 1992 and 1993. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. The plan will automatically terminate in 1999, unless terminated sooner by the Board of Directors. No options available under the plan were exercised by directors of Insituform East during fiscal year 1997. Under the terms of this plan, up to 120,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East.

OPTION/SAR GRANTS TABLE

         No option or Stock Appreciation Right grants were made to any of the named executive officers during fiscal year 1997 under the CERBCO Directors' Plan or the IEI 1989 Directors' Plan. The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 1997, under the IEI 1994 Directors' Plan:

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                         Potential Realized Value
                                                                                          at Assumed Annual Rates
                                                                                        of Stock Price Appreciation
                                                     Individual Grants                       for Option Term
                               -------------------------------------------------------- ---------------------------
                                              % of Total
                                               Options/
                                 Option/     SARs Granted        Exercise
                                  SARs       to Employees         or Base    Expiration
Name                           Granted(#)   in Fiscal Year       ($/Share)      Date         5% ($)      10%($)
----                           ----------   --------------       ---------      ----         ------      ------

Robert W. Erikson
  IEI 1994 Directors' Plan      15,000           14%             $2.625       12/13/01      $10,875      $24,045

George Wm. Erikson
  IEI 1994 Directors' Plan      15,000           14%             $2.625       12/13/01      $10,875      $24,045

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

         No option or Stock Appreciation Right grants made under the IEI 1989 or 1994 Directors' Plans to any of the named executive officers were exercised during fiscal year 1997. During fiscal year 1997, Messrs. Robert Erikson and George Erikson each exercised options to purchase 3,000 shares of CERBCO Common Stock granted under the CERBCO Directors' Plan. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 1997:


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                             Value of
                                                           Number of Unexercised       Unexercised in the Money
                              Shares                     Options/SARs at FY-End(#)     Options/SARs at FY-End($)
                            Acquired on      Value
Name                        Exercise(#)  Realized ($)  Exercisable   Unexercisable   Exercisable    Unexercisable
----                        -----------  ------------  -----------   -------------   -----------    -------------

Robert W. Erikson
  CERBCO Directors' Plan       3,000      $  12,563          0            0           $       0           $0
  IEI 1994 Directors' Plan         0      $       0     45,000            0           $       0           $0
  IEI 1989 Directors' Plan         0      $       0     30,000            0           $     938           $0

George Wm. Erikson
  CERBCO Directors' Plan       3,000      $  12,563          0            0           $       0           $0
  IEI 1994 Directors' Plan         0      $       0     45,000            0           $       0           $0
  IEI 1989 Directors' Plan         0      $       0     30,000            0           $     938           $0

REPRICING OF OPTIONS/SARs

         Neither the Company nor its subsidiaries have adjusted or amended the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 1997.

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

COMPENSATION OF DIRECTORS

         Until December 31, 1996, each non-officer director of the Company was paid an annual fee of $3,000, and attendance fees of $500 for Board of Directors meetings where he attended in person and $100 if he participated by telephone. The annual fee was increased to $5,000, and attendance fees to $1,000 and $200, respectively, effective as of January 1, 1997. Directors who are also officers of the Company do not receive separate fees for service as directors, but are eligible with all other directors to participate in the CERBCO Directors' Stock Option Plan, as described under the section entitled, "Compensation Pursuant to Plans." All directors of the Company are reimbursed for Company travel-related expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors does not have a compensation committee; the Board of Directors as a whole serves in that equivalent capacity. Messrs. George Erikson and Robert Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and President & Treasurer, respectively, participated during fiscal year 1997 in deliberations of the Board of Directors concerning executive officer compensation.

         Messrs. George Erikson and Robert Erikson are both members of the Board of Directors and executive officers of Insituform East and, until June 30, 1997, Capitol Office Solutions. In their capacities as directors of these subsidiary companies, they participated during fiscal year 1997 in deliberations of the respective subsidiaries' Boards of Directors concerning executive officer compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following table reflects, as of September 15, 1997, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:

Name & Address of                                   Amount and Nature of
Beneficial Owner             Title of Class         Beneficial Ownership        Percent of Class

Robert W. Erikson            Common Stock                 60,700  (1)                    5.1%
3421 Pennsy Drive            Class B Common Stock        131,750  (1)                   44.5%
Landover, MD

George Wm. Erikson           Common Stock                 59,602  (2)                    5.0%
3421 Pennsy Drive            Class B Common Stock        115,814  (2)                   39.1%
Landover, MD

Koonce Securities, Inc.      Common Stock                230,588  (3)                   19.4%
6550 Rock Spring Dr
Bethesda, MD

(1) Record and beneficial ownership, sole voting and sole investment power.
(2) Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power. (3) Beneficial ownership, sole voting and sole investment power as publicly disclosed in current Schedule 13G Beneficial
Ownership Report, reporting securities acquired by such financial institution in the ordinary course of its business.


(b)      Security Ownership of Management

         The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of September 15, 1997, and with respect to all directors and officers of CERBCO as a group:

                                                         Amount & Nature of Beneficial Ownership
Name of Beneficial Owner         Title of Class          Owned Outright      Exercisable Options  Percent of Class
------------------------         --------------          --------------      -------------------  ----------------

Robert W. Erikson                Common Stock                  60,700  (1)               0                 5.1%
                                 Class B Common Stock         131,750  (1)               0                44.5%
George Wm. Erikson               Common Stock                  59,602  (2)               0                 5.0%
                                 Class B Common Stock         115,814  (2)               0                39.1%
Webb C. Hayes, IV                Common Stock                   4,500                    0                 0.4%
Paul C. Kincheloe, Jr.           Common Stock                   7,500                    0                 0.6%
All Directors and Officers as a
  Group (5 persons including     Common Stock                 132,302                    0                11.1%
  those named above)             Class B Common Stock         247,564                    0                83.6%

(1) Record and beneficial ownership, sole voting and sole investment power.
(2) Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.

         The following information is furnished with respect to all directors of Insituform East who were the beneficial owners of any shares of Insituform East's Common Stock and Class B Common Stock as of September 2, 1997, and with respect to all directors and officers of Insituform East as a group:

                                                        Amount & Nature of Beneficial Ownership
Name of Beneficial Owner       Title of Class          Owned Outright      Exercisable Options    Percent of Class
------------------------       --------------          --------------      -------------------    ----------------

Thomas J. Schaefer             Common Stock                      0                75,000                   1.8%
George Wm. Erikson             Common Stock                 16,500                75,000                   2.2%
Robert W. Erikson              Common Stock                      0                75,000                   1.8%
Jack Massar                    Common Stock                      0                75,000                   1.8%
Webb C. Hayes, IV              Common Stock                      0                45,000                   1.1%
Paul C. Kincheloe, Jr.         Common Stock                      0                45,000                   1.1%
Calvin G. Franklin             Common Stock                      0                45,000                   1.1%

All Directors and
  Officers as a Group          Common Stock                 17,000               435,000                  10.1%
  (11 persons including        Class B Common Stock              0                     0                   0.0%
  those named above)

(c)      Changes in Control

         There were no changes in control of the Company during the year ended June 30, 1997. However, in March 1990 George Wm. Erikson and Robert W. Erikson, the controlling stockholders of the Company, executed a letter of intent and subsequently executed four amendments thereto (collectively referred to herein as the "Letter of Intent") with Insituform Technologies, Inc. ("ITI") (formerly Insituform of North American, Inc. or INA) to effect a sale of their controlling interest in the Company to ITI for $6,000,000 (the "Proposed Transaction"). The Proposed Transaction, had it been consummated, would have had the effect of making ITI the controlling stockholder of the Company and, indirectly, of each of the Company's three direct subsidiaries at the time, Insituform East, Capitol Office Solutions and CERBERONICS. On September 19, 1990, however, the Company issued a press release announcing that the Eriksons had informed the Company that the Letter of Intent had expired without consummation of any transaction, that it would not be further extended, that negotiations had ceased and that the Eriksons had no further intention at the time of pursuing the proposed sale of their controlling interest in the Company to ITI.

         A lawsuit challenging the proposed, but unconsummated transaction brought by two of the Company's stockholders is described in Part II, Item 8, "Notes to Consolidated Financial Statements - Note 12:
Contingencies."

Item 13.  Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         See Item 13.(c) below.

(b)      Certain Business Relationships

         Not applicable.

(c)      Indebtedness of Management

         Pursuant to authorizations by the Board of Directors, the Company has made certain advancements to Mr. George Erikson, Director, Chairman & General Counsel, and certain advancements to Mr. Robert Erikson, Director, President & Treasurer (together the "Eriksons") for their respective legal fees and expenses which each has incurred, and may incur in the future, for personal legal representation in connection with the stockholder lawsuit filed in August 1990 challenging a proposed but unconsummated transaction between each of the Eriksons and Insituform Technologies, Inc. (see Part II, Item 8, "Notes to Consolidated financial Statements - Note 12.
Contingencies").

         As of September 16, 1997, pursuant to such Board authorizations, the Company has advanced and expensed in total $592,854 to Mr. George Erikson and has advanced and expensed in total $592,854 to Mr. Robert Erikson.

         Pending a final outcome of these legal proceedings, the Board of Directors has deferred consideration or ultimate determination of entitlement of Mr. George Erikson and/or Mr. Robert Erikson to indemnification by the Company for such legal fees and expenses. If it is ultimately determined by the Board of Directors or otherwise in accordance with Section 145 of Delaware Corporation Law that Mr. George Erikson and/or Mr. Robert Erikson are not entitled to indemnification for any such legal fees and expenses under Section 145 of Delaware Corporation Law, such advances shall be reimbursed by Mr. George Erikson and/or Mr. Robert Erikson to the Company pursuant to an agreement with the Company executed by each of the Eriksons and delivered to the Board of Directors.

(d)      Transactions with Promoters

         Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Financial Statements

The following consolidated financial statements of CERBCO, Inc. and subsidiaries are included in PART II, Item 8:
                                                                           Pages

Independent Auditors' Report                                                  16

Consolidated Statements of Earnings for the Years Ended June 30, 1997,
  1996 and 1995                                                               17

Consolidated Balance Sheets as of June 30, 1997 and 1996                   18-19

Consolidated Statements of Stockholders' Equity for the Years Ended
  June 30, 1997, 1996 and 1995                                                20

Consolidated Statements of Cash Flows for the Years Ended June 30, 1997,
  1996 and 1995                                                               21

Notes to Consolidated Financial Statements                                 22-32

         (2)      Financial Statement Schedules

         Schedules have been omitted for the reason that they are not required, or are not applicable, or that the required information is given in the financial statements and notes thereto.

         (3)      Exhibits

27.      Financial Data Schedule

                                                                           Pages
99.      CERBCO, Inc. Consolidating Schedules: Statement of Earning
         Information for the Year Ended June 30, 1997; Balance Sheet
         Information and Consolidating Elimination Entries as of
         June 30, 1997, and Related Independent Auditors' Report           48-51

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1997. However, subsequent to fiscal year end, the Company filed two reports:

         The first report, filed on July 3, 1997, reported on the following items: Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits, which concerned the redemption by Capitol Office Solutions of the entire two-thirds equity interest in Capitol Office Solutions held by the Company through its wholly-owned subsidiary, CERBERONICS.

         The second report, filed on July 10, 1997, reported on the following item: Item 5. Other Events, which announced through a press release dated June 30, 1997 that the Company was declaring a special cash dividend in connection with the transaction reported in the first report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on September 26, 1997.


                                    /s/ ROBERT W.ERIKSON
                                    Robert W. Erikson
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title              Capacity                           Date



/s/  ROBERT W. ERIKSON
Robert W. Erikson              Director,                          Sept. 26, 1997
President & Treasurer          Principal Executive Officer,
                               Principal Financial Officer



/s/  GEORGE Wm. ERIKSON
George Wm. Erikson             Director,                          Sept. 26, 1997
Chairman & General Counsel     Principal Executive Officer



/s/  ROBERT F. HARTMAN
Robert F. Hartman              Principal Accounting Officer       Sept. 26, 1997
Vice President, Secretary
  & Controller



/s/  WEBB C. HAYES, IV
Webb C. Hayes, IV              Director                           Sept. 26, 1997



/s/  PAUL C. KINCHELOE, JR.
Paul C. Kincheloe, Jr.         Director                           Sept. 26, 1997



                       Exhibits to CERBCO, Inc. Form 10-K


   Exhibit 27.  CERBCO, Inc. Financial Data Schedule

   Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1997; Balance Sheet
                Information and Consolidating Elimination Entries as of June 30, 1997, and Related Independent Auditors' Report.