Form 10-Q
period 1997-09-30
CERBCO INC
filed 1997-11-14
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended:                               September 30, 1997
                                       OR



[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
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



As of November 3, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:
                   Common Stock                       1,186,726
                   Class B Common Stock                 296,230
                   Total                            1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements...................................................3

        Condensed Consolidated Statements of Earnings for the
        Three Months Ended September 30, 1997 and September 30,
        1996 (unaudited).......................................................3

        Condensed Consolidated Balance Sheets as of September 30, 1997
        and June 30, 1997 (unaudited)........................................4-5

        Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended September 30, 1997 and September 30,
        1996 (unaudited).......................................................6

        Notes to Condensed Consolidated Financial Statements
        (unaudited).........................................................7-11

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................11-12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................13

Item 2. Changes in Securities.................................................13

Item 3. Defaults upon Senior Securities.......................................13

Item 4. Submission of Matters to a Vote of Security Holders...................13

Item 5. Other Information.....................................................13

Item 6. Exhibits and Reports on Form 8-K......................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                     For the three months ended Sept. 30
                                                                       1997                      1996

Sales                                                                 $9,148,285                $5,320,770
                                                                      ----------                ----------

Costs and Expenses:
  Cost of sales                                                        6,370,077                 4,710,687
  Selling, general and administrative expenses                         1,539,128                 1,347,706
                                                                      ----------                ----------
    Total Costs and Expenses                                           7,909,205                 6,058,393
                                                                      ----------                ----------

Operating Profit (Loss)                                                1,239,080                  (737,623)
Investment Income                                                        245,653                    79,557
Interest Expense                                                         (32,466)                   (6,293)
Other Income - net                                                       117,904                    26,937
                                                                      ----------                ----------
Earnings (Loss) Before Non-Owned Interests and
  Incomes Taxes                                                        1,570,171                  (637,422)
Non-Owned Interest in Pretax Loss of
  MIDSOUTH Partners                                                      157,146                    15,343
                                                                      ----------                ----------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East, Inc. and Income Taxes                               1,727,317                  (622,079)
Provision (Credit) for Income Taxes                                      655,000                  (191,000)
                                                                      ----------                ----------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East, Inc.                                                1,072,317                  (431,079)
Non-Owned Interests in (Earnings) Loss of
  Insituform East, Inc.                                                 (679,309)                  199,860
                                                                      ----------                ----------
Earnings (Loss) from Continuing Operations                               393,008                  (231,219)
Discontinued Operations:
  Earnings from discontinued operations of copier
    machine products and services segment                                      0                   500,632
                                                                     -----------               -----------
                                                  NET EARNINGS       $   393,008               $   269,413
                                                                     ===========               ===========

Net Earnings per Share of Common Stock:
  Earnings (loss) from continuing operations                         $      0.27               $     (0.16)
  Earnings from discontinued operations                                        0                      0.34
                                                                     -----------               -----------
    Net Earnings per Share                                           $      0.27               $      0.18
                                                                     ===========               ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       As of
                                                                      Sept. 30, 1997         June 30, 1997
ASSETS

Current Assets:
  Cash and cash equivalents                                              $19,313,102           $27,081,412
  Accounts receivable                                                     10,137,924             6,691,313
  Inventories                                                              1,778,248             1,538,017
  Prepaid and refundable taxes                                               567,715               813,872
  Prepaid expenses and other                                                 425,326               251,572
                                                                         -----------           -----------
    Total Current Assets                                                  32,222,315            36,376,186
                                                                         -----------           -----------

Property, Plant and Equipment - at cost
  less accumulated depreciation of $13,708,274 at
  September 30, 1997 and $13,296,041 at June 30, 1997                     11,734,692            11,758,572
                                                                         -----------           -----------

Other Assets:
  Excess of acquisition  cost over value of net assets
    acquired less accumulated amortization of $1,099,811
    at September 30, 1997 and $1,077,844 at June 30, 1997                  2,386,541             2,408,508
  Cash surrender value of life insurance                                     856,284               779,041
  Deposits and other                                                         125,489               148,837
                                                                        ------------          ------------
    Total Other Assets                                                     3,368,314             3,336,386
                                                                        ------------          ------------
      Total Assets                                                      $ 47,325,321          $ 51,471,144
                                                                        ============          ============
See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       As of
                                                                      Sept. 30, 1997         June 30, 1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to bank                                                $     600,000          $          0
  Accounts payable and accrued liabilities                                 4,788,856             6,006,361
  Income taxes payable                                                     1,333,337             5,804,724
  Current portion of capital lease obligations                                29,930                28,508
                                                                       -------------          ------------
    Total Current Liabilities                                              6,752,123            11,839,593
                                                                       -------------          ------------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)               131,442               139,480
  Deferred income taxes                                                    1,039,000             1,074,000
  Accrued SERP liability                                                     479,714               440,950
                                                                        ------------          ------------
    Total Long-term Liabilities                                            1,650,156             1,654,430
                                                                        ------------          ------------
      Total Liabilities                                                    8,402,279            13,494,023
                                                                        ------------          ------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                          13,564,280            13,042,117
                                                                        ------------          ------------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,186,726 shares (at Sept. 30, 1997)            118,672
    Issued and outstanding: 1,180,601 shares (at June 30, 1997)                                    118,060
  Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding: 296,230 shares (at Sept. 30, 1997)                29,623
    Issued and outstanding: 296,355 shares (at June 30, 1997)                                       29,635
  Additional paid-in capital                                               7,523,528             7,493,378
  Retained earnings                                                       17,686,939            17,293,931
                                                                        ------------          ------------
    Total Stockholders' Equity                                            25,358,762            24,935,004
                                                                        ------------          ------------
      Total Liabilities and Stockholders' Equity                        $ 47,325,321          $ 51,471,144
                                                                        ============          ============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For the three months ended Sept. 30
                                                                              1997                  1996

Cash Flows from Operating Activities:
  Earnings (loss) from continuing operations                                 $   393,008       $  (231,219)
  Earnings from discontinued operations                                                0           500,632
                                                                             -----------       -----------
    Net earnings                                                                 393,008           269,413
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                                531,807           506,435
    Amounts attributable to non-owned interests                                  522,163            35,113
    Deferred income taxes                                                        (35,000)           19,000)
    Decrease in other assets                                                      18,348             2,423
    Increase in long-term liabilities                                             38,764            93,233
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                         (3,446,611)          (18,673)
      (Increase) decrease in inventories                                        (240,231)          294,223
      (Increase) decrease in prepaid expenses and other current assets            72,403          (356,242)
      Increase (decrease) in accounts payable and accrued expenses             1,256,771           112,742
      Increase (decrease) in income taxes payable                             (4,471,387)           16,464
      Increase (decrease) in deferred revenue                                          0              (930)
                                                                             -----------       -----------
  Net Cash Provided by (Used in) Operating Activities                         (5,359,965)          973,201
                                                                             -----------       -----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                     (480,960)         (410,524)
  Increase in investment in subsidiary                                                 0           (85,938)
  Increase in cash surrender value of insurance                                  (77,243)                 0
                                                                             -----------       ------------
  Net Cash Used in Investing Activities                                         (558,203)         (496,462)
                                                                             -----------       -----------

Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit                                      1,800,000                 0
  Principal payments on revolving lines of credit and
    capital lease obligations                                                 (1,206,616)          (22,002)
  Dividends paid                                                              (2,474,276)         (177,644)
  Proceeds from exercise of stock options                                         30,750                 0
                                                                             -----------       -----------
  Net Cash Used in Financing Activities                                       (1,850,142)         (199,646)
                                                                             -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                          (7,768,310)          277,093
Cash and Cash Equivalents at Beginning of Period                              27,081,412        10,234,224
                                                                             -----------       -----------
Cash and Cash Equivalents at End of Period                                   $19,313,102       $10,511,317
                                                                             ===========       ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                              $    32,466     $       8,099
                                                                             ===========     =============
  Income taxes paid                                                          $ 4,953,522     $     902,390
                                                                             ===========     =============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The Condensed Consolidated Balance Sheet as of September 30, 1997, the Condensed Consolidated Statements of Earnings for the three months ended September 30, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1997 (unaudited) has been derived from the Company's June 30, 1997 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

         Prior to June 30, 1997, the condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Office Solutions, Inc. ("Capitol Office Solutions" or "Capitol"), and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). Effective June 30, 1997, CERBCO no longer has an interest in Capitol, and the Condensed Consolidated Statement of Earnings for the three months ended September 30, 1996 has been restated to reflect the operating results of Capitol as discontinued operations (see Note 5:
Discontinued Operations). All significant intercompany accounts and transactions have been eliminated.

         These statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-K for the fiscal year ended June 30, 1997. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.       Earnings Per Share

         Earnings per share data have been computed based upon the weighted average number of common shares outstanding and common share equivalents outstanding during each period. The following numbers of shares have been used in the computations:

                                    For the three months ended Sept. 30
                                      1997                      1996

                                    1,482,369                 1,467,956
                                    =========                 =========

         Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") was issued in February 1997 by Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. SFAS No. 128 will require the Company to compute and present basic and diluted earnings per share. Had the Company computed earnings per share in accordance with SFAS No. 128, both basic and diluted earnings per share would have been the same as earnings per share presented on the Company's condensed consolidated statements of earnings.


3.       Accounts Receivable

         Accounts receivable consist of:
                                                    Sept. 30, 1997         June 30, 1997

Due from customers                                     $ 9,740,670            $6,479,230
Miscellaneous                                              397,254               212,083
                                                       -----------            ----------
                                                        10,137,924             6,691,313
Less: Allowance for doubtful accounts                            0                     0
                                                       -----------            ----------
                                                       $10,137,924            $6,691,313
                                                       ===========            ==========

4.       Equity in Insituform East

         At September 30, 1997, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended September 30, 1997. If all the options outstanding at September 30, 1997 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 54.7%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended September 30, 1997.

5.       Discontinued Operations

         Prior to June 30, 1997, CERBCO beneficially held 800 shares, and Capitol's president held 400 shares, of Capitol Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol stock.

         On June 30, 1997, Capitol redeemed the 800 shares of Class B stock held by the Company for $19 million plus a pre-redemption dividend of two-thirds of the cash held by Capitol in excess of $800,000 equaling $3,789,593. The redemption price ultimately is subject to formula adjustment based upon June 30, 1997 audited financial statements. This transaction was approved by the Company's stockholders at a meeting held on June 27, 1997. CERBCO's share of Capitol's operating results for the quarter ended September 30, 1996 are shown separately in the accompanying condensed consolidated statement of earnings for the quarter ended September 30, 1996 as earnings from discontinued operations. Capitol's sales revenues of $5,363,683 for the quarter ended September 30, 1996 are not included in sales in the accompanying condensed consolidated statement of earnings.

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                    Sept. 30, 1997         June 30, 1997

Accounts payable                                        $2,479,106            $1,655,097
Accrued compensation and related expenses                2,309,750             1,876,988
Dividends payable                                                0             2,474,276
                                                        ----------            ----------
                                                        $4,788,856            $6,006,361
                                                        ==========            ==========


7.       Contingencies

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

         Insituform East believes it has strong defenses to and is vigorously contesting the suit. Insituform East filed two motions to dismiss the action which were pending at June 30, 1997. On August 25, 1997, the Court denied one of the motions to dismiss, granted in part and denied in part the second motion to dismiss and ordered plaintiffs to file an amended complaint. The Plaintiffs filed a motion for leave to file a Second Amended Complaint on September 29, 1997. The Defendants each filed responses to the Plaintiffs' motion. Should the Court grant Plaintiffs' motion for leave to file the Second Amended Complaint, the Defendants will have 45 days from that date to file motions to dismiss. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated net earnings of $393,008 ($.27 per share) on sales of $9.1 million for the first quarter of fiscal year 1998. For the first quarter of the previous fiscal year, the Company recognized a consolidated loss from continuing operation of -$231,219 (-$.16 per share) on sales of $5.3 million, and net earnings of $269,413 ($.18 per share) including earnings from the operations of its discontinued copy machine products and services segment.

         The Company attributed its favorable first quarter results to a 72% increase in comparable period sales by Insituform, East, Inc., the Company's majority-controlled subsidiary. Insituform East, the Company's only remaining operating segment, is principally engaged in the trenchless rehabilitation of underground sewers and other pipelines using the patented Insituform(R) process. The material increase in period sales was largely the result of revenues recognized from the installation phase of a nearly year long $4.7 million project performed for the owners of the Perry Nuclear Power Plant in Perry, Ohio and installed between mid-September and early October, 1997.

         During the first quarter of fiscal year 1998, the parent company incurred legal expenses in the amount of $37,471 related to the demands made of, and litigation being continued against, CERBCO by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. From inception in 1990 through the quarter ended September 30, 1997, legal fees and expenses resulting from this litigation totaled approximately $2.4 million. For additional information concerning this matter, see Part I, Item 1, "Notes to Condensed Consolidated Financial Statement (unaudited) Note 7. Contingencies."

         The focus, planning, preparation and successful completion of the large Perry project necessarily disturbed Insituform East's normal scheduling, processing and other functions. As a result, the Company anticipates materially unbalanced quarterly performance by Insituform East over the first six months of fiscal year 1998. Thus, with respect to forward-looking information, and while there can be no assurances regarding Insituform East's future operating performance, based on the volume and mix of Insituform East's present and expected workable backlog of customer orders, the Company presently believes that decreases in Insituform East's immediately workable and total backlog could produce marginal or negative results for Insituform East for the second quarter of fiscal year 1998. It is possible this trend could continue for Insituform East into the second half of the fiscal year as the subsidiary continues to experience difficulty obtaining sufficient core municipal work at normal margins. Insituform East presently is unable to predict the likelihood or timing of specialized work such as the Perry project. Income from the Company's non-operating activities presently is anticipated to approximate the normal levels of its holding company expenses into the future; accordingly the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 33% participation in the forward results of Insituform East.

         The principal factor affecting the Company's future performance remains the volatility of Insituform East's earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of Insituform East's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those markets where the cheapest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by Insituform East from time to time to preserve competitive presence, at levels materially below normal margins, necessarily dilutes the overall margin performance of Insituform East. In a "best value" and quality based market, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments have been politically reluctant to modernize from simply "low-bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to increasingly shift from low bid to quality-driven award criteria when procuring trenchless technology to rehabilitate older pipelines.

Results of Operations

      First Quarter ended 9/30/97 Compared with First Quarter ended 9/30/96

         Consolidated sales increased $3.8 million (72%) from $5.3 million for the quarter ended September 30, 1996 to $9.1 million for the quarter ended September 30, 1997, due primarily to a $4.7 million project performed by Insituform East at the Perry Nuclear Power Plant in Perry, Ohio. Consolidated cost of sales increased 35% in the first quarter of fiscal year 1998, and as a result, gross profit as a percentage of sales increased from 11% of sales for the first quarter of fiscal year 1997 to 30% of sales for the first quarter of fiscal year 1998. This increase was due primarily to absorption of semi-fixed costs over a higher sales volume in the first quarter of fiscal year 1998.

         Consolidated operating results increased from an operating loss of -$.7 million in the quarter ended September 30, 1996 to an operating profit of $1.2 million in the quarter ended September 30, 1997, due primarily to the significant contribution to earnings from Insituform East's nuclear power plant project. Insituform East's selling, general and administrative expenses increased $.1 million (10%) as a result of increased costs to support increased production activities. The parent company's unallocated general corporate expenses also increased $.1 million.

         Earnings from discontinued operations in the first quarter of fiscal year 1997 resulted from the operations of the Company's then majority-owned subsidiary, Capitol Office Solutions. The Company sold its interests in Capitol Office Solutions on June 30, 1997.

Financial Condition

         During the quarter ended September 30, 1997, the Company used $5.4 million in cash in operating activities, due primarily to a $3.5 million increase in Insituform East's Accounts Receivable and a $4.5 million net decrease in Income Taxes Payable. During the first quarter of fiscal year 1998, Insituform East received $1.8 million in bank line of credit advances, repaying $1.2 million, and borrowed $.6 million from the parent company to finance increases in Accounts Receivables resulting from the quarter's increased sales and, to a lesser extent, collection delays on several completed projects. The parent company made an estimated income tax deposit of $4.9 million in September 1997.

         During the quarter ended September 30, 1997, the Company expended $.5 million for equipment purchases. It also paid $2.5 million in dividends to stockholders, including a $2.2 million special dividend to CERBCO stockholders as a result of the Capitol Office Solutions transaction.

         Although the Company experienced a $7.8 million decrease in cash during the first quarter of fiscal year 1998, its liquidity remained strong with working capital of over $25 million and a current ratio of 4.8 at September 30, 1997. CERBCO believes that Insituform East has cash reserves, remaining bank line of credit availability or borrowing potential against unencumbered assets sufficient to meet its immediate cash flow requirements. The parent holding company, CERBCO, does not have a separate bank line of credit, but has cash and temporary investments in excess of $17 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements, or the temporary requirements of Insituform East in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now on appeal to the Delaware Supreme Court.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 7. Contingencies" for details concerning (a) a previously disclosed lawsuit in the Court of Chancery of the State of Delaware currently on appeal to the Delaware Supreme Court, and (b) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia, and
(c) a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston Division.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule

         99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the three months ended September 30, 1997; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 1997.

(b)      Reports on Form 8-K:

         Two reports on Form 8-K were filed during the quarter ended September 30, 1997:

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

Date: November 14, 1997

                                   CERBCO, Inc.
                                   (Registrant)



                                   /s/ ROBERT W. ERIKSON
                                   Robert W. Erikson
                                   President
                                   (Principal Financial Officer)



                                   /s/ ROBERT F. HARTMAN
                                   Robert F. Hartman
                                   Vice President & Controller
                                   (Principal Accounting Officer)


                       Exhibits to CERBCO, Inc. Form 10-Q





       Exhibit 27. CERBCO, Inc. Financial Data Schedule

       Exhibit 99. CERBCO, Inc. Consolidating  Schedules:  Statement of Earnings
                   Information for the Three Months Ended September 30, 1997; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 1997.