Form 10-Q
period 1997-12-31
CERBCO INC
filed 1998-02-17
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended:                               December 31, 1997
                                       OR



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



As of February 6, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:
                    Common Stock                       1,186,726
                    Class B Common Stock                 296,230
                      Total                            1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements................................................3

         Condensed Consolidated Statements of Earnings for the
         Three Months and the Six Months Ended December 31, 1997
         and December 31, 1996 (unaudited)...................................3

         Condensed Consolidated Balance Sheets as of December 31, 1997
         and June 30, 1997 (unaudited).....................................4-5

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 1997 and December 31, 1996 (unaudited)...........6

         Notes to Condensed Consolidated Financial Statements (unaudited).7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................10-12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................13

Item 2.   Changes in Securities.............................................13

Item 3.   Defaults upon Senior Securities...................................13

Item 4.   Submission of Matters to a Vote of Security Holders...............13

Item 5.   Other Information.................................................13

Item 6.   Exhibits and Reports on Form 8-K..................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                For the three months          For the six months
                                                    ended Dec. 31                ended Dec. 31
                                                 1997          1996           1997           1996

Sales                                         $5,487,623   $ 6,637,618    $14,635,908     $11,958,388
                                              ----------   -----------    -----------     -----------

Costs and Expenses:
  Cost of sales                                5,373,820     4,923,149     11,743,897       9,633,836
  Selling, general and administrative          1,303,361     1,639,288      2,842,489       2,986,994
    expenses                                  ----------   -----------    -----------     -----------
    Total Costs and Expenses                   6,677,181     6,562,437     14,586,386      12,620,830
                                              ----------   -----------    -----------     -----------

Operating Profit (Loss)                       (1,189,558)       75,181        49,522         (662,442)
Investment Income                                306,670       113,586        552,323         193,143
Interest Expense                                  (8,026)       (8,118)       (40,492)        (14,411)
Other Income - net                               207,696         7,224        325,600          34,161
                                              ----------   -----------    -----------     -----------
Earnings (Loss) Before Non-Owned
  Interests and Incomes Taxes                   (683,218)      187,873        886,953        (449,549)
Non-Owned Interest in Pretax (Earnings)
  Loss of MIDSOUTH Partners                      250,950       (91,939)       408,096         (76,596)
                                              ----------   -----------    -----------     -----------

Earnings (Loss) Before Non-Owned
Interests in Insituform East, Inc.
  and Income Taxes                              (432,268)       95,934      1,295,049        (526,145)
Provision (Credit) for Income Taxes             (169,000)       44,000        486,000        (147,000)
                                              ----------   -----------    -----------     -----------
Earnings (Loss) Before Non-Owned
  Interests in Insituform East, Inc.            (263,268)       51,934        809,049        (379,145)
Non-Owned Interests in (Earnings) Loss of
  Insituform East, Inc.                          298,910      (141,541)      (380,399)         58,319
                                              ----------   -----------    -----------     -----------

Earnings (Loss) from Continuing Operations        35,642       (89,607)       428,650        (320,826)
Discontinued Operations:
Earnings from discontinued operations of
  copier machine products and services segment         0       570,083              0       1,070,715
                                              ----------   -----------    -----------     -----------
                             NET EARNINGS     $   35,642   $   480,476    $   428,650     $   749,889
                                              ==========   ===========    ===========     ===========

Basic Earnings per Share of Common Stock:
  Earnings (loss) from continuing
    operations                                $      .02   $      (.06)   $       .29     $      (.22)
  Earnings from discontinued operations              .00           .39            .00             .73
                                              ----------   -----------    -----------     -----------
    Basic Earnings per Share                  $      .02   $       .33    $       .29     $       .51
                                              ==========   ===========    ===========     ===========

Diluted Earnings per Share of Common
Stock:
  Earnings (loss) from continuing             $      .02   $      (.06)   $       .29     $      (.22)
    operations
  Earnings from discontinued operations              .00           .39            .00             .73
                                              ----------   -----------    -----------     -----------
    Diluted Earnings per Share                $      .02   $       .33    $       .29     $       .51
                                              ==========   ===========    ===========     ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                      As of
                                                                       Dec. 31, 1997         June 30, 1997
                                                                       -------------         -------------
ASSETS

Current Assets:
  Cash and cash equivalents                                              $18,969,596           $27,081,412
  Accounts receivable                                                      6,718,407             6,691,313
  Inventories                                                              1,439,301             1,538,017
  Prepaid and refundable taxes                                               839,890               813,872
  Prepaid expenses and other                                                 411,937               251,572
                                                                         -----------           -----------
    Total Current Assets                                                  28,379,131            36,376,186
                                                                         -----------           -----------

Property, Plant and Equipment - at cost
  less accumulated depreciation of $14,179,189 at
  December 31, 1997 and $13,296,041 at June 30, 1997                      11,730,854            11,758,572
                                                                         -----------           -----------

Other Assets:
  Excess of acquisition  cost over value of net assets
    acquired less accumulated amortization of $1,121,778
    at December 31, 1997 and $1,077,844 at June 30, 1997                   2,364,574             2,408,508
  Cash surrender value of life insurance                                     973,323               779,041
  Deposits and other                                                         107,489               148,837
                                                                         -----------           -----------
    Total Other Assets                                                     3,445,386             3,336,386
                                                                         -----------           -----------
      Total Assets                                                       $43,555,371           $51,471,144
                                                                         ===========           ===========
See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                      As of
                                                                       Dec. 31, 1997         June 30, 1997
                                                                       -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                               $ 2,427,460           $ 6,006,361
  Income taxes payable                                                       987,432             5,804,724
  Current portion of capital lease obligations                                31,425                28,508
                                                                         -----------           -----------
    Total Current Liabilities                                              3,446,317            11,839,593
                                                                         -----------           -----------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)               123,001               139,480
  Deferred income taxes                                                    1,055,000             1,074,000
  Accrued SERP liability                                                     518,479               440,950
                                                                         -----------           -----------
    Total Long-term Liabilities                                            1,696,480             1,654,430
                                                                         -----------           -----------
      Total Liabilities                                                    5,142,797            13,494,023
                                                                         -----------           -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                          13,014,420            13,042,117
                                                                         -----------           -----------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,186,726 shares (at Dec. 31, 1997)             118,672
    Issued and outstanding: 1,180,601 shares (at June 30, 1997)                                    118,060
  Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding: 296,230 shares (at Dec. 31, 1997)                 29,623
    Issued and outstanding: 296,355 shares (at June 30, 1997)                                       29,635
  Additional paid-in capital                                               7,527,278             7,493,378
  Retained earnings                                                       17,722,581            17,293,931
                                                                         -----------           -----------
    Total Stockholders' Equity                                            25,398,154            24,935,004
                                                                         -----------           -----------
      Total Liabilities and Stockholders' Equity                         $43,555,371           $51,471,144
                                                                         ===========           ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the six months ended Dec. 31
                                                                              1997                  1996

Cash Flows from Operating Activities:
  Earnings (loss) from continuing operations                             $   428,650           $  (320,826)
  Earnings from discontinued operations                                            0             1,070,715
                                                                         -----------           -----------
    Net earnings                                                             428,650               749,889
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                          1,128,599             1,021,972
    Amounts attributable to non-owned interests                              (27,697)              553,635
    Deferred income taxes                                                    (19,000)              214,000
    Decrease in other assets                                                  18,348                 2,515
    Increase in long-term liabilities                                         77,529               186,465
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                        (27,094)             (500,414)
      (Increase) decrease in inventories                                      98,716              (201,777)
      Increase in prepaid expenses and other current assets                 (186,383)             (526,805)
      Increase (decrease) in accounts payable and accrued expenses        (1,104,625)            1,595,231
      Decrease in income taxes payable                                    (4,817,292)             (425,062)
      Increase in deferred revenue                                                 0                26,163
                                                                         -----------           -----------
  Net Cash Provided by (Used in) Operating Activities                     (4,430,249)            2,695,812
                                                                         -----------           -----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                               (1,033,947)           (1,632,504)
  Increase in cash surrender value of life insurance                        (194,282)              (85,938)
  Increase in investment in subsidiary                                             0              (205,626)
                                                                         -----------           -----------
Net Cash Used in Investing Activities                                     (1,228,229)           (1,924,068)
                                                                         -----------           -----------

Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit                                  1,800,000                     0
  Principal payments on revolving lines of credit and
     capital lease obligations                                            (1,813,562)              (35,170)
  Dividends paid                                                          (2,474,276)             (177,644)
  Proceeds from exercise of stock options                                     34,500                21,000
                                                                         -----------           -----------
  Net Cash Used in Financing Activities                                   (2,453,338)             (191,814)
                                                                         -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents                      (8,111,816)              579,930
Cash and Cash Equivalents at Beginning of Period                          27,081,412            10,234,224
                                                                         -----------           -----------
Cash and Cash Equivalents at End of Period                               $18,969,596           $10,814,154
                                                                         ===========           ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                          $    54,719           $    17,627
  Income taxes paid                                                      $ 5,386,602           $ 1,383,916

Supplemental schedule of non-cash investing and financing activities:
  Capital equipment acquired under capital lease obligations             $         0           $    58,543

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1.       Financial Information

         The Condensed Consolidated Balance Sheet as of December 31, 1997, the Condensed Consolidated Statements of Earnings for the three months ended December 31, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1997 and 1996 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1997 (unaudited) has been derived from the Company's June 30, 1997 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

         Prior to June 30, 1997, the condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Office Solutions, Inc. ("Capitol Office Solutions" or "Capitol"), and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). Effective June 30, 1997, CERBCO no longer has an interest in Capitol, and the Condensed Consolidated Statement of Earnings for the three months and six months ended December 31, 1996 have been restated to reflect the operating results of Capitol as discontinued operations (see Note 5: Discontinued Operations).
All significant intercompany accounts and transactions have been eliminated.

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

2.       Earnings Per Share

         Basic earnings (loss) per share data have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. The following numbers of shares have been used in the computations:

                   For the three months ended Dec. 31           For the six months ended Dec. 31
                   ----------------------------------           --------------------------------
                    1997                   1996                    1997                   1996
                    ----                   ----                    ----                   ----

Basic             1,482,956              1,468,934               1,482,663              1,468,445
                  =========              =========               =========              =========
Diluted           1,482,956              1,468,934               1,480,051              1,468,445
                  =========              =========               =========              =========

3.       Accounts Receivable

         Accounts receivable consist of:
                                                     Dec. 31, 1997         June 30, 1997

Due from customers                                      $6,211,208            $6,479,230
Miscellaneous                                              507,199               212,083
                                                        ----------            ----------
                                                         6,718,407             6,691,313
Less: Allowance for doubtful accounts                            0                     0
                                                        ----------            ----------
                                                        $6,718,407            $6,691,313
                                                        ==========            ==========

4.       Equity in Insituform East

         At December 31, 1997, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended December 31, 1997. If all the options outstanding at December 31, 1997 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 54.7%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended December 31, 1997.

5.       Discontinued Operations

         Prior to June 30, 1997, CERBCO beneficially held 800 shares, and Capitol Office Solution's president held 400 shares, of Capitol Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol stock.

         On June 30, 1997, Capitol redeemed the 800 shares of Class B stock held by the Company for $19 million plus a pre-redemption dividend of two-thirds of the cash held by Capitol in excess of $800,000 equaling $3,789,593. This transaction was approved by the Company's stockholders at a meeting held on June 27, 1997. CERBCO's share of Capitol's operating results for the three months and six months ended December 31, 1996 are shown separately in the accompanying condensed consolidated statements of earnings as earnings from discontinued operations. Capitol's sales revenues of $6,137,669 and $11,501,352 for the three months and six months ended December 31, 1996 are not included in sales in the accompanying condensed consolidated statements of earnings.

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                            Dec. 31, 1997         June 30, 1997

Accounts payable                              $  974,885            $1,655,097
Accrued compensation and related expenses      1,452,575             1,876,988
Dividends payable                                      0             2,474,276
                                              ----------            ----------
                                              $2,427,460            $6,006,361
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

         Also as previously reported by the Company, two stockholders commenced a derivative lawsuit in the Delaware Court of Chancery against the Eriksons in August, 1990, making certain claims with respect to the Proposed Transaction (the "Delaware Action"). The Delaware Action was finally concluded on December 3, 1997, when the Delaware Supreme Court issued its order affirming the findings of the Court of Chancery with respect to (a) the trial court's assessment of certain damages against the Eriksons on remand from a previous appeal and (b) the renewed petition of plaintiffs' attorneys for an award of attorneys' fees and expenses. Those findings by the Court of Chancery had been made on remand from the same Delaware Supreme Court after a 1996 ruling in which the Supreme Court affirmed the Court of Chancery's holding that CERBCO had not suffered any transactional damages with respect to the Proposed Transaction.

         As previously reported by the Company, in January 1993, a lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the Superior Court of the District of Columbia (the "D.C. Complaint"). Plaintiffs were the same two stockholders who were plaintiffs in the Delaware litigation, and a former director of the Company, and alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. Plaintiffs also claimed that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. Plaintiffs claimed that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. Complaint sought to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6,000,000 for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and
(iii) punitive damages. Although the D.C. Complaint stated that it was filed on behalf of the Company, management does not believe that Rogers & Wells should be sued on any of the claims set forth therein.

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal of the outcome of the Delaware litigation to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. The Company's response to the amended D.C. Complaint is due on or before March 27, 1998.

         As previously reported by the Company, on October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and Insituform East of Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 15(a) and (b) of the Texas Business and Commercial Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million.

         Insituform East believes it has strong defenses to and is vigorously contesting the suit. Insituform East filed two motions to dismiss the action during the fiscal year ended June 30, 1997. In an extensive memorandum and order of August 25, 1997, the Court granted a partial dismissal of plaintiffs' claims and ordered plaintiffs to replead remaining potential claims. Plaintiffs filed a motion for leave to file a Second Amended Complaint on September 29, 1997. Defendants each filed responses to plaintiffs' motion. On January 30, 1998, the Court by order denied plaintiffs' motion to file a second amended complaint because the proposed amended complaint failed to comply in a number of material respects with the Court's August 25, 1997 order. Plaintiffs have twenty days from receipt of the Court's January 30, 1998 order to file a third amended complaint or face dismissal of the case outright for failure to prosecute its alleged claims. If plaintiffs file a third amended complaint, defendants have been granted leave to submit additional motions to dismiss. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of Insituform East.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated earnings from continuing operations and net earnings of $35,642 ($.02 per share) on sales of $5.5 million for the second quarter of fiscal year 1998. For the first six months of fiscal year 1998, the Company reported consolidated earnings from continuing operations and net earnings of $428,650 ($.29 per share) on sales of $14.6 million. For the second quarter and first six months of fiscal year 1997, the Company recognized consolidated losses from continuing operations of -$89,607 (-$.06 per share) on sales of $6.6 million and -$320,826 (-$.22 per share) on sales of $12.0 million, respectively. Consolidated net earnings for the second quarter and first six months of the fiscal year 1997 were $480,476 ($.33 per share) and $749,889 ($.51 per share), respectively, including earnings from the operations of the Company's discontinued copy machine products and services segment.

         The Company attributed its approximately break-even fiscal year 1998 second quarter results to a consolidated net loss realized by Insituform, East, Inc., the Company's majority-controlled and only remaining operating segment. Insituform East and MIDSOUTH Partners, its majority-controlled subsidiary, are principally engaged in the trenchless rehabilitation of underground sewers and other pipelines using the patented Insituform(R) process. Insituform East and its wholly-owned subsidiaries (collectively, "East") directly experienced decreased sales at normal margins, while MIDSOUTH Partners saw significantly reduced margins on work it performed during the quarter. Favorable results for the first six months of fiscal year 1998 are primarily due to significant period sales recognized in connection with the $4.7 million Perry Nuclear Power Plant project, substantially completed during the first quarter of the fiscal year.

         During the second quarter of fiscal year 1998, the parent company incurred continuing legal expenses related to the Delaware and District of Columbia lawsuits filed against CERBCO and others by two minority stockholders in connection with the proposed private sale of a controlling interest in the Company that was abandoned in September 1990. The first-filed of the two lawsuits (the "Delaware Action") was finally concluded during the quarter just ended, when the Delaware Supreme Court affirmed the Court of Chancery's rejection of all but $143,364 of the plaintiffs' petition for an award against CERBCO of approximately $1.6 million in attorneys' fees and expenses. After the final disposition of the Delaware Action, the plaintiffs filed an amended complaint in their District of Columbia lawsuit (the "D.C. Complaint"), and the attendant legal expenses are expected to continue. From inception of the litigations in 1990 through the quarter ended December 31, 1997, CERBCO's legal fees and expenses relating to both lawsuits total approximately $2.3 million.

         The principal factor affecting the Company's future performance remains the volatility of Insituform East's earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of Insituform East's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly. Income from the Company's non-operating activities presently is anticipated to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 33% participation in the forward results of Insituform East.

         The first quarter of fiscal year 1998 was representative of the significant leveraging effect to positive earnings of increases in Insituform East's period sales at normal margins while, conversely, Insituform East's second quarter loss is representative of the result of depressed sales volume despite normal margin levels. With respect to forward-looking information, and while there can be no assurances regarding Insituform East's future operating performance, the Company currently believes that present overall decreases in total marketplace orders in East's territory, and in both immediately workable and in twelve-month backlog share captured by East, are likely to produce negative results for Insituform East in the third quarter of fiscal 1998. This trend could continue through the remainder of the fiscal year, and perhaps longer, although analysis of longer term data indicates that the fiscal year 1998 to date large decline in total East marketplace orders is a factor that tends to average out over running three-year periods. Indeed, total marketplace orders in fiscal year 1997 were abnormally high. In addition, while Insituform East remains unable to predict the likelihood or timing of further favorable, non-core, specialized work such as the large Perry Nuclear project, building upon both Insituform East's success and its preeminent capability in this area will continue as a strong focus in future business development.

         Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $25.1 million at December 31, 1997 as compared to $23.0 million at December 31, 1996. The twelve-month backlog at December 31, 1997 was approximately $10.8 million as compared to $21.8 million at December 31, 1996. The total backlog value of all uncompleted and multi-year contracts at December 31, 1997 and 1996 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by Insituform East from time to time to preserve competitive presence, typically at levels materially below normal margins, will necessarily dilute the overall margin performance of Insituform East. Conversely, in "best value" and quality based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments have been politically reluctant to modernize from simply "low-bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to increasingly shift from low bid to quality-driven award criteria when procuring trenchless technology to rehabilitate older pipelines.

Results of Operations

    Second Quarter ended 12/31/97 Compared with Second Quarter ended 12/31/96

         Consolidated sales decreased $1.1 million (-17%) from $6.6 million for the quarter ended December 31, 1996 to $5.5 million for the quarter ended December 31, 1997, due primarily to lower workable backlog levels experienced during the second quarter of fiscal year 1998. Comparable period sales for East decreased 22%, while comparable period sales for MIDSOUTH Partners decreased 3%.

         Consolidated operating results decreased from an operating profit of $0.1 million in the quarter ended December 31, 1996 to an operating loss of -$1.2 million in the quarter ended December 31, 1997, due to a 9% increase in cost of sales resulting in a decrease in gross profit as a percentage of sales from 26% for the second quarter of fiscal year 1997 to 2% for the second quarter of fiscal year 1998. This decrease in gross profit as a percentage of sales is due primarily to reduced margins on work performed by MIDSOUTH Partners and, to a lesser extent, East's absorption of semi-fixed costs over reduced sales during the second quarter of fiscal year 1998. Reduced margins on work performed by MIDSOUTH Partners were due primarily to discounted sales and performance inefficiencies. Insituform East's selling, general and administrative expenses decreased $0.2 million (-15%), primarily as a result of decreased costs to support decreased production activities and decreased legal expenses. Additional legal costs were incurred during the second quarter of fiscal year 1997 in connection with the Inliner U.S.A./CAT Contracting antitrust lawsuit. The parent company's unallocated general corporate expenses also decreased $0.1 million in the quarter ended December 31, 1997.

         Investment income increased $0.2 million (170%) in the second quarter of fiscal year 1998, primarily as a result of interest earned on the short-term investment of cash realized from the sale of the Company's interest in Capitol Office Solutions on June 30, 1997. Earnings from discontinued operations in the second quarter of fiscal year 1997 resulted from the then operations of Capitol Office Solutions.

        Six Months Ended 12/31/97 Compared With Six Months Ended 12/31/96

         Consolidated sales increased $2.7 million (22%) from $11.0 million for the first six months of fiscal year 1997 to $14.6 million for the first six months of fiscal year 1998, due primarily to the $4.7 million Perry Nuclear Power Plant project, substantially completed during the first quarter of fiscal year 1998. Comparable period sales for East increased 33%, while comparable period sales for MIDSOUTH Partners decreased 7%.

         Consolidated operating results increased from an operating loss of -$0.6 million in the six months ended December 31, 1996 to an operating profit of $49,522 in the six months ended December 31, 1997. Cost of sales increased 22%, and gross profit as a percentage of sales increased from 19% to 20% as a result. This modest increase in gross profit as a percentage of sales is due primarily to absorption of fixed costs over increased sales, which more than offset reduced margins on work performed by MIDSOUTH Partners during the first six months of fiscal year 1998. Insituform East's selling, general and administrative expenses decreased $69,301 (-3%), primarily as a result of lower costs to support reduced production activities during the quarter ended December 31, 1997. The parent company's unallocated general corporate expenses also decreased $0.1 million in the six months ended December 31, 1997.

         Investment income increased $0.4 million (186%) in the first six months of fiscal year 1998, primarily as a result of interest earned on the short-term investment of cash realized from the Capitol Office Solutions sale. Earnings from discontinued operations in the first six months of fiscal year 1997 resulted from the then operations of Capitol Office Solutions.

Financial Condition

         During the six months ended December 31, 1997, the Company used $4.4 million in cash in operating activities, due primarily to net earnings of $0.4 million plus $1.1 million in depreciation and amortization expenses included in operating results that did not require the outlay of cash offset by a $1.1 million decrease in accounts payable and accrued expenses and a $4.8 million decrease in income taxes payable.

         During the six months ended December 31, 1997, the Company expended $1.0 million for equipment purchases and other capital improvements. It also paid $2.5 million in dividends to stockholders, including a $2.2 million special dividend to CERBCO stockholders as a result of the Capitol Office Solutions transaction.

         Although the Company experienced an $8.1 million decrease in cash during the first six months of fiscal year 1998, its liquidity remained strong with working capital of almost $25 million and a current ratio of 8.2 at December 31, 1997. CERBCO believes that Insituform East has cash reserves, remaining bank line of credit availability or borrowing potential against unencumbered assets sufficient to meet its immediate cash flow requirements. The parent holding company, CERBCO, does not have a separate bank line of credit, but has cash and temporary investments in excess of $17 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements, or the temporary requirements of Insituform East in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now moved to the District of Columbia.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On December 3, 1997, the Delaware Supreme Court issued an Order in the derivative litigation brought by two stockholders of the Company against CERBCO and its controlling stockholders, George Wm. Erikson and Robert W. Erikson (together, "the Eriksons"), affirming a Delaware Court of Chancery judgment which largely denied plaintiffs' further claims for damages and the petition of plaintiffs' attorneys for $1,529,867 in attorneys' fees and $133,398 in costs and damages. The Supreme Court affirmed the award of only $143,364 to plaintiffs' attorneys to be paid by CERBCO and court costs of $9,359 to be paid by the Eriksons, thus concluding this lengthy Delaware litigation commenced in August 1990.

         The only material pending legal proceedings to which the Company is a party or any such legal proceedings contemplated of which the Company is aware are (a) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia, and (b) a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston Division [see Part I,
Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note
7. Contingencies"].

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 19, 1997, an annual meeting of stockholders was held to allow stockholders to vote for the uncontested reelection of directors and to approve the Company's 1997 Board of Directors' Stock Option Plan. The numbers of votes cast for and against each of the proposals, as well as abstentions and broker non-votes, were as follows:

          Election of Directors
                                                 FOR            AGAINST
          Common:
          P.C. Kincheloe                   1,000,229            108,144
                                           ==========           =======

          Class B Common:
          R.W. Erikson                       258,064              7,885
                                             ========             =====
          G.Wm. Erikson                      260,358              5,591
                                             ========             =====
          W.C. Hayes                         260,358              5,591
                                             ========             =====

          Stock Option Plan                                                                                   BROKER
                                           FOR                    AGAINST                 ABSTAIN          NON-VOTES
                                  Shares        Votes       Shares       Votes      Shares      Votes         Shares
          Common                  411,718      411,718     227,526     227,526      17,316     17,316        451,813
          Class B Common          251,779    2,517,790      11,766     117,660         275      2,750          2,129
                                  -------    ---------     -------     -------      ------     ------        -------
                       TOTAL      663,497    2,929,508     239,292     345,186      17,591     20,066        453,942
                                  =======    =========     =======     =======      ======     ======        =======

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule for the period ended December 31, 1997
         99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the three months ended December 31, 1997; Statement of Earnings Information for the six months ended December 31, 1997; Balance Sheet Information and Consolidating Elimination Entries as of December 31, 1997.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 1998

                                     CERBCO,Inc.
                                     (Registrant)
                                     /s/ ROBERT W. ERIKSON
                                     Robert W. Erikson
                                     President



                                     /s/ ROBERT F. HARTMAN
                                     Robert F. Hartman
                                     Vice President & Chief Financial Officer

                       Exhibits to CERBCO, Inc. Form 10-Q





      Exhibit 27.  CERBCO, Inc. Financial Data Schedule

      Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Three Months Ended December 31, 1997; Statement of Earnings Information for the Six Months Ended December 31, 1997; Balance Sheet Information; and Consolidating Elimination Entries as of December 31, 1997.