Form 10-Q
period 1998-03-31
CERBCO INC
filed 1998-05-14
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended:                           March 31, 1998
                                       OR



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



As of May 6, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:
                 Common Stock                       1,186,726
                 Class B Common Stock                 296,230
                   Total                            1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements..................................................3

        Condensed Consolidated Statements of Operations for the Three
        Months and the Nine Months Ended March 31, 1998 and
        March 31, 1997 (unaudited)............................................3

        Condensed Consolidated Balance Sheets as of March 31, 1998
        and June 30, 1997 (unaudited).......................................4-5

        Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended March 31, 1998 and March 31, 1997 (unaudited)...................6

        Notes to Condensed Consolidated Financial Statements (unaudited)...7-10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................10-12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities................................................13

Item 3. Defaults upon Senior Securities......................................13

Item 4. Submission of Matters to a Vote of Security Holders..................13

Item 5. Other Information....................................................13

Item 6. Exhibits and Reports on Form 8-K.....................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                   CERBCO, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)

                                              For the three months ended Mar. 31    For the nine months ended Mar. 31
                                                        1998           1997           1998            1997

Sales                                                 $4,147,345      $6,271,529    $18,783,253    $18,229,917
                                                      ----------      ----------    -----------    -----------

Costs and Expenses:
  Cost of sales                                        4,510,966       5,813,443     16,254,863     15,447,279
  Selling, general and administrative expenses         1,224,374       1,665,356      4,066,863      4,652,350
                                                      ----------     -----------    -----------    -----------
    Total Costs and Expenses                           5,735,340       7,478,799     20,321,726     20,099,629
                                                      ----------     -----------    -----------    -----------

Operating Profit (Loss)                               (1,587,995)     (1,207,270)    (1,538,473)    (1,869,712)
Investment Income                                        239,023          51,579        791,346        244,722
Interest Expense                                          (8,048)         (9,389)       (48,540)       (23,800)
Other Income - net                                       127,090           4,207        452,690         38,368
                                                      ----------     -----------    -----------    -----------
Earnings (Loss) Before Non-Owned Interests and
  Income Taxes                                        (1,229,930)     (1,160,873)      (342,977)    (1,610,422)
Non-Owned Interest in Pretax (Earnings) Loss of
  MIDSOUTH Partners                                      242,176         (36,479)       650,272       (113,075)
                                                      ----------     -----------    -----------    -----------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East, Inc. and Income Taxes                (987,754)     (1,197,352)       307,295     (1,723,497)
Provision (Credit) for Income Taxes                     (420,000)       (321,000)        66,000       (468,000)
                                                      ----------     -----------    -----------    -----------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East, Inc.                                 (567,754)       (876,352)       241,295     (1,255,497)
Non-Owned Interests in Loss of
  Insituform East, Inc.                                  459,067         336,743         78,668        395,062
                                                      ----------     -----------    -----------    -----------
Earnings (Loss) from Continuing Operations              (108,687)       (539,609)       319,963       (860,435)
Discontinued Operations:
Earnings from discontinued operations of copier
  machine products and services segment                        0         632,885              0      1,703,601
                                                      ----------     -----------    -----------    -----------
                              NET EARNINGS (LOSS)     $ (108,687)    $    93,276    $   319,963    $   843,166
                                                      ==========     ===========    ===========    ===========

Basic Earnings (Loss) per Share of Common Stock:
  Earnings (loss) from continuing operations          $     (.07)    $      (.37)   $       .21    $     (.59)
  Earnings from discontinued operations                        0             .43              0          1.16
                                                      ----------     -----------    -----------    ----------
    Basic Earnings (Loss) per Share                   $     (.07)    $       .06    $       .21    $      .57
                                                      ==========     ===========    ===========    ==========

Diluted Earnings (Loss) per Share of Common Stock:
  Earnings (loss) from continuing operations          $     (.07)    $      (.37)   $       .21    $     (.59)
  Earnings from discontinued operations                        0             .43              0          1.16
                                                      ----------     -----------    -----------    ----------
    Diluted Earnings (Loss) per Share                 $     (.07)    $       .06    $       .21    $      .57
                                                      ==========     ===========    ===========    ==========

See notes to condensed consolidated financial statements.

                                                   CERBCO, Inc.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                       As of
                                                                        Mar. 31, 1998         June 30, 1997
ASSETS

Current Assets:
  Cash and cash equivalents                                              $18,960,603           $27,081,412
  Accounts receivable                                                      5,701,230             6,691,313
  Inventories                                                              1,423,351             1,538,017
  Prepaid and refundable taxes                                             1,227,791               813,872
  Prepaid expenses and other                                                 409,894               251,572
                                                                         -----------           -----------
    Total Current Assets                                                  27,722,869            36,376,186
                                                                         -----------           -----------

Property, Plant and Equipment - at cost
  less accumulated depreciation of $14,167,409 at
  March 31, 1998 and $13,296,041 at June 30, 1997                         11,284,851            11,758,572
                                                                         -----------           -----------

Other Assets:
  Excess  of  acquisition  cost  over  value  of net
    assets  acquired  - net of accumulated amortization
    of $1,143,745 at March 31, 1998 and $1,077,844 at
    June 30, 1997                                                          2,342,607             2,408,508
  Cash surrender value of life insurance                                   1,131,462               779,041
  Deposits and other                                                         105,489               148,837
                                                                         -----------           -----------
    Total Other Assets                                                     3,579,558             3,336,386
                                                                         -----------           -----------
      Total Assets                                                       $42,587,278           $51,471,144
                                                                         ===========           ===========
See notes to condensed consolidated financial statements.

                                                   CERBCO, Inc.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                       As of
                                                                       Mar. 31, 1998         June 30, 1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  2,268,841          $  6,006,361
  Income taxes payable                                                       997,432             5,804,724
  Current portion of capital lease obligations                                32,997                28,508
                                                                         -----------           -----------
    Total Current Liabilities                                              3,299,270            11,839,593
                                                                         -----------           -----------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)               114,138               139,480
  Deferred income taxes                                                    1,009,000             1,074,000
  Accrued SERP liability                                                     562,226               440,950
                                                                         -----------           -----------
    Total Long-term Liabilities                                            1,685,364             1,654,430
                                                                         -----------           -----------
      Total Liabilities                                                    4,984,634            13,494,023
                                                                         -----------           -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                          12,313,177            13,042,117
                                                                         -----------           -----------

Stockholders' Equity:
  Common stock, $.10 par value
  Authorized:  3,500,000 shares
  Issued and outstanding:  1,186,726 shares (at Mar. 31, 1998)               118,672
  Issued and outstanding: 1,180,601 shares (at June 30, 1997)                                      118,060
  Class B Common stock (convertible), $.10 par value
  Authorized:  700,000 shares
  Issued and outstanding: 296,230 shares (at Mar. 31, 1998)                   29,623
  Issued and outstanding: 296,355 shares (at June 30, 1997)                                         29,635
  Additional paid-in capital                                               7,527,278             7,493,378
  Retained earnings                                                       17,613,894            17,293,931
                                                                         -----------           -----------
    Total Stockholders' Equity                                            25,289,467            24,935,004
                                                                         -----------           -----------
      Total Liabilities and Stockholders' Equity                         $42,587,278           $51,471,144
                                                                         ===========           ===========
See notes to condensed consolidated financial statements.

                                                   CERBCO, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                        For the nine months ended Mar. 31
                                                                              1998                  1997

Cash Flows from Operating Activities:
  Earnings (loss) from continuing operations                            $    319,963          $   (860,435)
  Earnings from discontinued operations                                            0             1,703,601
                                                                         -----------           -----------
    Net earnings                                                             319,963               843,166
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                          1,675,135             1,538,220
    Amounts attributable to non-owned interests                             (728,940)              569,813
    Deferred income taxes                                                    (65,000)              225,000
    Decrease in other assets                                                  18,348                    61
    Increase in long-term liabilities                                        121,276               225,230
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                             990,083              (197,400)
      (Increase) decrease in inventories                                     114,666              (356,356)
      Increase in prepaid expenses and other current assets                 (572,241)             (898,128)
      Increase (decrease) in accounts payable and accrued expenses        (1,263,244)            1,416,591
      Decrease in income taxes payable                                    (4,807,292)             (488,658)
      Increase in deferred revenue                                                 0                25,707
                                                                         -----------           -----------
  Net Cash Provided by (Used in) Operating Activities                     (4,197,246)            2,903,246
                                                                         -----------           -----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                               (1,110,513)           (2,190,313)
  Increase in cash surrender value of life insurance                        (352,421)             (182,234)
  Increase in investment in subsidiary                                             0               (85,938)
  Cash distribution from MIDSOUTH Partners to non-owned interests                  0              (101,200)
                                                                         -----------           -----------
Net Cash Used in Investing Activities                                     (1,462,934)           (2,559,685)
                                                                         -----------           -----------

Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit                                  1,800,000                     0
  Principal payments on revolving lines of credit and
    capital lease obligations                                             (1,820,853)              (48,839)
  Dividends paid                                                          (2,474,276)             (227,644)
  Proceeds from exercise of stock options                                     34,500                21,000
                                                                         -----------           -----------
Net Cash Used in Financing Activities                                     (2,460,629)             (255,483)
                                                                         -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents                      (8,120,809)               88,078
Cash and Cash Equivalents at Beginning of Period                          27,081,412            10,234,224
                                                                         -----------           -----------
Cash and Cash Equivalents at End of Period                               $18,960,603           $10,322,302
                                                                         ===========           ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                          $    65,317           $    23,800
  Income taxes paid                                                      $ 5,352,211           $   404,642

Supplemental schedule of non-cash investing and financing activities:
  Capital equipment acquired under capital lease obligations             $         0           $    58,543

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The Condensed Consolidated Balance Sheet as of March 31, 1998, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1998 and 1997, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1998 and 1997 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1997 (unaudited) has been derived from the Company's June 30, 1997 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

         The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO") and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). Prior to June 30, 1997, the statements also include the accounts of CERBCO's majority-owned subsidiary, Capitol Office Solutions, Inc. ("Capitol Office Solutions" or "Capitol"). Effective June 30, 1997, CERBCO no longer has an interest in Capitol, and the Condensed Consolidated Statement of Earnings for the three months and nine months ended March 31, 1997 have been restated to reflect the operating results of Capitol as discontinued operations (see Note 5:
Discontinued Operations). All significant intercompany accounts and transactions have been eliminated.

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

                   For the three months ended Mar. 31           For the nine months ended Mar. 31
                   ----------------------------------           ---------------------------------
                    1998                   1997                    1998                   1997
                    ----                   ----                    ----                   ----

Basic             1,482,956              1,473,956               1,482,759              1,470,255
                  =========              =========               =========              =========
Diluted           1,482,956              1,473,956               1,482,759              1,470,255
                  =========              =========               =========              =========

3.       Accounts Receivable

         Accounts receivable consist of:
                                           Mar. 31, 1998         June 30, 1997

Due from customers                            $5,368,843            $6,479,230
Miscellaneous                                    332,387               212,083
                                              ----------            ----------
                                               5,701,230             6,691,313
Less: Allowance for doubtful accounts                  0                     0
                                              ----------            ----------
                                              $5,701,230            $6,691,313
                                              ==========            ==========

4.       Equity in Insituform East

         At March 31, 1998, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended March 31, 1998. If all the options outstanding at March 31, 1998 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.7% and 54.7%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended March 31, 1998.

5.       Discontinued Operations

         Prior to June 30, 1997, CERBCO beneficially held 800 shares, and Capitol Office Solution's president held 400 shares, of Capitol Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol stock.

         On June 30, 1997, Capitol redeemed the 800 shares of Class B stock held by the Company for $19 million plus a pre-redemption dividend of two-thirds of the cash held by Capitol in excess of $800,000 equaling $3,789,593. This transaction was approved by the Company's stockholders at a meeting held on June 27, 1997. CERBCO's share of Capitol's operating results for the three months and nine months ended March 31, 1997 are shown separately in the accompanying condensed consolidated statements of operations as earnings from discontinued operations. Capitol's sales revenues of $5,939,913 and $17,441,265 for the three months and nine months ended March 31, 1997 are not included in sales in the accompanying condensed consolidated statements of earnings.

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                           Mar. 31, 1998         June 30, 1997

Accounts payable                              $1,074,759            $1,655,097
Accrued compensation and related expenses      1,194,082             1,876,988
Dividends payable                                      0             2,474,276
                                              ----------            ----------
                                              $2,268,841            $6,006,361
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

         Also as previously reported by the Company, two stockholders commenced a derivative lawsuit in the Delaware Court of Chancery against the Eriksons in August, 1990, making certain claims with respect to the Proposed Transaction (the "Delaware Action"). The Delaware Action finally was concluded on December 3, 1997, when the Delaware Supreme Court issued its order affirming the findings of the Court of Chancery with respect to (a) the trial court's assessment of certain damages against the Eriksons on remand from a previous appeal and (b) the renewed petition of plaintiffs' attorneys for an award of attorneys' fees and expenses. Those findings by the Court of Chancery had been made on remand from the same Delaware Supreme Court after a 1996 ruling in which the Supreme Court affirmed the Court of Chancery's holding that CERBCO had not suffered any transactional damages with respect to the Proposed Transaction.

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

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal of the outcome of the Delaware litigation to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On Thursday, May 7, 1998, the Company filed its reply memorandum of points and authorities in support of its motion for summary judgment. A decision from the D.C. Court is expected later this year.

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

         Insituform East believes it has strong defenses to and is vigorously contesting the suit. Insituform East filed two motions to dismiss the action during the fiscal year ended June 30, 1997. In an extensive memorandum and order of August 25, 1997, the Court granted a partial dismissal of plaintiffs' claims and ordered plaintiffs to replead remaining potential claims. Plaintiffs filed a motion for leave to file a Second Amended Complaint on September 29, 1997. Defendants each filed responses to plaintiffs' motion. On January 30, 1998, the Court by order denied plaintiffs' motion to file a second amended complaint because the proposed amended complaint failed to comply in a number of material respects with the Court's August 25, 1997 order. Plaintiffs were granted twenty days from receipt of the Court's January 30, 1998 order to file a third amended complaint or face dismissal of the case outright for failure to prosecute its alleged claims. On February 24, 1998, plaintiffs filed a motion for leave to file a Third Amended Complaint. Insituform East filed an opposition to plaintiff's motion asserting that the proposed Third Amended Complaint failed to comply with the Court's August 25, 1997 and January 30, 1998 orders. The Court has not yet taken action with respect to this motion. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of Insituform East.

         Management believes ultimate resolution of these matters will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. The Company is also involved in other contingencies, none of which could, in the opinion of management, materially affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated loss of -$108,687 (-$.07 per share) on sales of $4.1 million for the third quarter of fiscal year 1998. For the first nine months of fiscal year 1998, the Company reported consolidated earnings of $319,963 ($.21 per share) on sales of $18.8 million. For the third quarter and first nine months of fiscal year 1997, the Company recognized consolidated losses from continuing operations of -$539,609 (-$.37 per share) on sales of $6.3 million and -$860,435 (-$.59 per share) on sales of $18.2 million, respectively. Consolidated net earnings for the third quarter and first nine months of the fiscal year 1997 were $93,276 ($.06 per share) and $843,166 ($.57 per share), respectively, including earnings from the operations of the Company's discontinued copy machine products and services segment.

         The Company attributed its fiscal year 1998 third quarter loss to the consolidated net loss realized by Insituform, East, Inc., the Company's majority-controlled and only remaining operating segment. Insituform East and MIDSOUTH Partners, its majority-controlled subsidiary, are principally engaged in the trenchless rehabilitation of underground sewers and other pipelines using the patented Insituform(R) process. Insituform East and its wholly-owned subsidiaries (collectively, "East") experienced decreased sales at normal margins during the third quarter, while MIDSOUTH Partners experienced significantly reduced margins on normal levels of work it performed during the quarter. CERBCO's favorable results for the first nine months of fiscal year 1998 are primarily due to investment income earned on the short-term investment of cash realized from the sale of the Company's interest in Capitol Office Solutions on June 30, 1997.

         During the third quarter of fiscal year 1998, the parent company incurred continuing legal expenses related to the two lawsuits filed against CERBCO and others by two minority stockholders in connection with the proposed private sale of a controlling interest in the Company that was abandoned in September 1990. The first-filed of the two lawsuits (the "Delaware Action") was finally concluded during the second quarter of fiscal year 1998, when the Delaware Supreme Court affirmed the Court of Chancery's rejection of all but $143,364 of plaintiffs' petition for an award against CERBCO of approximately $1.6 million in attorneys' fees and expenses. After the final disposition of the Delaware Action, plaintiffs filed an amended complaint in their District of Columbia lawsuit (the "D.C. Complaint"), and the attendant legal expenses are expected to continue. From inception of the litigations in 1990 through the quarter ended March 31, 1998, CERBCO's legal fees and expenses relating to both lawsuits total approximately $2.3 million.

         The principal factor affecting the Company's future performance remains the volatility of Insituform East's earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of its costs are semi-fixed in nature, Insituform East's earnings can, at times, be severely reduced or eliminated during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in Insituform East's period sales typically leverage positive earnings significantly.

         Insituform East's losses in the second and third quarters of fiscal year 1998 were representative of the result of depressed sales volume despite normal margin levels. The first quarter of fiscal year 1998 was representative of the significant leveraging effect to positive earnings of increases in Insituform East's period sales at normal margins primarily due to the significant impact of revenues recognized during the quarter in connection with the installation phase of the year-long $4.7 million Perry Nuclear Power Plant project.

         With respect to forward-looking information, and while there can be no assurances regarding Insituform East's future operating performance, the Company currently believes that present overall decreases in total marketplace orders in East's territory are likely to produce negative results for Insituform East in the fourth quarter of fiscal year 1998. Although this trend could continue into fiscal year 1999, analysis of longer term data indicates that the fiscal year 1998 decline in total East marketplace orders is a factor that tends to average out over running three-year periods. Indeed, total marketplace orders in fiscal year 1997 were abnormally high. Thus, while selective cost saving actions have been taken during this period of reduced sales, Insituform East does not intend to undertake at this time drastic cost reduction measures that would ultimately reduce future productive capacity, erode operations support capabilities or impair its ability to execute the complex requirements of non-core, specialized work such as the large Perry Nuclear project. In addition, while Insituform East remains unable to predict the likelihood or timing of further such favorable, specialized work, building upon both Insituform East's success and its preeminent capability in this area will continue as a strong focus in future business development. Income from the Company's non-operating activities presently is anticipated to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 33% participation in the forward results of Insituform East.

         Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $26.2 million at March 31, 1998 as compared to $19.3 million at March 31, 1997. The twelve-month backlog at March 31, 1998 was approximately $11.5 million as compared to $17.9 million at March 31, 1997. The total backlog value of all uncompleted and multi-year contracts at March 31, 1998 and 1997 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases.

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

Results of Operations

      Third Quarter ended 3/31/98 Compared with Third Quarter ended 3/31/97

         Consolidated sales decreased $2.1 million (-34%) from $6.3 million for the quarter ended March 31, 1997 to $4.2 million for the quarter ended March 31, 1998, due primarily to lower workable backlog levels experienced during the third quarter of fiscal year 1998. Comparable period sales for East decreased 46%, while comparable period sales for MIDSOUTH Partners decreased 2%.

         Consolidated operating results decreased from an operating loss of -$1.2 million in the quarter ended March 31, 1997 to an operating loss of -$1.6 million in the quarter ended March 31, 1998. Consolidated cost of sales decreased 22% and as a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 7% for the third quarter of fiscal year 1997 to a gross profit (loss) of (9%) for the third quarter of fiscal year 1998. This decrease in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over significantly reduced sales during the third quarter of fiscal year 1998. Insituform East's selling, general and administrative expenses decreased $0.3 million (-21%), primarily as a result of decreased costs to support decreased production activities. The parent company's unallocated general corporate expenses also decreased $0.2 million (-47%) in the quarter ended March 31, 1998, as CERBCO incurred legal and consulting fees in the quarter ended March 31, 1997 in connection with the ultimate sale of its interest in Capitol Office Solutions.

         Investment income increased $0.2 million (363%) in the third quarter of fiscal year 1998, primarily as a result of interest earned on the short-term investment of cash realized from the sale of the Company's interest in Capitol Office Solutions on June 30, 1997. Earnings from discontinued operations in the third quarter of fiscal year 1997 resulted from the then operations of Capitol Office Solutions.

        Nine Months Ended 3/31/98 Compared With Nine Months Ended 3/31/97

         Consolidated sales increased $0.6 million (3%) from $18.2 million for the first nine months of fiscal year 1997 to $18.8 million for the first nine months of fiscal year 1998, due primarily to the $4.7 million Perry Nuclear Power Plant project, substantially completed during the first quarter of fiscal year 1998 which offset lower sales resulting from lower workable backlog levels experienced during the second and third quarters of fiscal year 1998. Comparable period sales for East increased 6%, while comparable period sales for MIDSOUTH Partners decreased 3%.

         Consolidated operating results increased from an operating loss of -$1.8 million in the nine months ended March 31, 1997 to an operating loss of -$1.5 million in the nine months ended March 31, 1998. Consolidated cost of sales increased 5%, and gross profit as a percentage of sales decreased from 15% to 13% as a result. This decrease in gross profit as a percentage of sales is due primarily to reduced margins on work performed by MIDSOUTH Partners resulting from both discounted sales and performance inefficiencies. These reduced margins more than offset improved comparable period margins on East work. Insituform East's selling, general and administrative expenses decreased $0.3 million (-9%), primarily as a result of reduced legal expenses and lower costs to support reduced production activities during the second and third quarters of fiscal year 1998. Insituform East incurred additional legal expenses during fiscal year 1997 in connection with the Inliner U.S.A./CAT Contracting antitrust lawsuit. The parent company's unallocated general corporate expenses decreased $0.2 million (-30%) in the nine months ended March 31, 1998, as CERBCO incurred legal and consulting fees in fiscal year 1997 in connection with the Capitol Office Solutions transaction.

         Investment income increased $0.5 million (223%) in the first nine months of fiscal year 1998, primarily as a result of interest earned on the short-term investment of cash realized from the Capitol Office Solutions sale. Earnings from discontinued operations in the first nine months of fiscal year 1997 resulted from the then operations of Capitol Office Solutions.

Financial Condition

         During the nine months ended March 31, 1998, the Company used $4.2 million in cash in operating activities, due primarily to net earnings of $0.3 million plus $1.7 million in depreciation and amortization expenses included in operating results that did not require the outlay of cash offset by a $1.3 million decrease in accounts payable and accrued expenses and a $4.8 million decrease in income taxes payable.

         During the nine months ended March 31, 1998, the Company expended $1.1 million for equipment purchases and other capital improvements. Through Insituform East, it received and repaid $1.8 million in bank line of credit advances. It also paid $2.5 million in dividends to stockholders, including a $2.2 million special dividend to CERBCO stockholders as a result of the Capitol Office Solutions transaction.

         Although the Company experienced an $8.1 million decrease in cash during the first nine months of fiscal year 1998, its liquidity remained strong with working capital of over $24 million and a current ratio of 8.4 at March 31, 1998. CERBCO believes that Insituform East has cash reserves, bank line of credit availability or borrowing potential against unencumbered assets sufficient to meet its immediate cash flow requirements. The parent holding company, CERBCO, does not have a separate bank line of credit, but has cash and temporary investments in excess of $18 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements, or the temporary requirements of Insituform East in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now moved to the District of Columbia.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule for the period ended March 31, 1998
         99 - CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months ended March 31, 1998; Statement of Operations Information for the nine months ended March 31, 1998; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 1998.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended March 31, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1998

                                   CERBCO, Inc.
                                  (Registrant)

                                   /s/ ROBERT W. ERIKSON
                                   Robert W. Erikson
                                   President



                                   /s/ ROBERT F. HARTMAN
                                   Robert F. Hartman
                                   Vice President & Chief Financial Officer

                       Exhibits to CERBCO, Inc. Form 10-Q





 Exhibit 27.       CERBCO, Inc. Financial Data Schedule

 Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Three Months Ended March 31, 1998; Statement of Operations Information for the Nine Months Ended March 31, 1998; Balance Sheet Information; and Consolidating Elimination Entries as of March 31, 1998.