Form 10-K
period 1998-06-30
CERBCO INC
filed 1998-09-28
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
For the fiscal year ended:                                         June 30, 1998
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the transition period from ---------------- to -----------------------------


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

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 15, 1998, was $8,824,720.

As of September 15, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:
                                    Common Stock              1,186,976
                                    Class B Common Stock        295,980
                                      Total                   1,482,956

Documents Incorporated by Reference:  None

Total number of pages of this report:     49
Index to Exhibits located at page:  45

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1. Business...............................................................3

Item 2. Properties.............................................................8

Item 3. Legal Proceedings......................................................8

Item 4. Submission of Matters to a Vote of Security Holders....................8

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters..............................................................9

Item 6. Selected Financial Data...............................................10

Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................11

Item 7a.Quantitative and Qualitative Disclosures About Market Risk ...........15

Item 8. Financial Statements and Supplementary Data...........................15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................15

PART III

Item 10.Directors and Executive Officers of the Registrant....................32

Item 11.Executive Compensation................................................33

Item 12.Security Ownership of Certain Beneficial Owners and Management........40

Item 13.Certain Relationships and Related Transactions........................42

PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.......43




                                  CONSOLIDATED
                             STATEMENTS OF EARNINGS
                               AND BALANCE SHEETS
                               Pages 17 through 19

                                     PART I

Item 1.  Business

(a)      General Development of Business

         As of June 30, 1997, CERBCO, Inc. ("CERBCO", the "Company" or "Registrant") [NASDAQ:CERB] is a parent holding company with a controlling interest in Insituform East, Incorporated [NASDAQ:INEI] (excavationless sewer and pipeline rehabilitation). Prior to June 30, 1997, CERBCO also owned a controlling interest in Capitol Office Solutions, Inc. (formerly Capitol Copy Products, Inc.) [copier and facsimile ("fax") equipment sales, service and supplies].

         CERBCO was incorporated on December 23, 1987 in the State of Delaware. CERBCO was formed for the purpose of implementing a Plan of Reorganization and Merger (the "Plan"), whereby its then publicly-traded predecessor, CERBERONICS, Inc. ("CERBERONICS"), became a wholly-owned subsidiary of CERBCO. Under the
Plan, owners of shares of stock previously held in CERBERONICS, by class, received ownership of an equivalent number of shares of stock, by class, in
CERBCO. The Company thus consisted of CERBCO, a parent holding company, and three principal subsidiaries, CERBERONICS, Insituform East, Incorporated and Capitol Office Solutions, Inc. CERBERONICS, which had been providing engineering, analytical and technical support services to the United States Government, discontinued operations in 1991, but continues as a Delaware holding company subsidiary.

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

(b)      Financial Information About Industry Segments

         Substantially all of the Company's revenues and operating results are attributable to Insituform East, Incorporated. Insituform East, Incorporated primarily rehabilitates and repairs underground sewers and other pipelines, which business constitutes the Company's only industry segment. See Part IV,
Item 14, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1998; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 1998" for additional information pertaining to Insituform East, Inc.

(c)      Narrative Description of Business

                                  CERBCO, Inc.

GENERAL

         CERBCO is a parent holding company with a controlling interest in one operating subsidiary, Insituform East, Incorporated, and a wholly-owned interest in CERBERONICS, Inc., a Delaware holding company. CERBCO officers participate directly on the management team of these subsidiary corporations, in varying capacities and officerships, with a view to overseeing, protecting and developing the long-term value of the Company's investments in such subsidiaries. A business description of CERBCO is primarily a business description of its one operating subsidiary, Insituform East, Incorporated, as given below.

                          Insituform East, Incorporated

GENERAL

         Insituform East, Incorporated ("Insituform East" or the "Company") was organized under the laws of the State of Delaware on February 26, 1970 under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in the business of underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(R) process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company has been primarily engaged in the business of rehabilitating underground sewers and other pipelines, using the Insituform process.

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

         In September 1987, the Company established a branch facility in Cincinnati, Ohio, to support operating activities in the western region of its licensed territory. In March 1998, the Company closed its Ohio branch office and completed an orderly plan to transfer the functions, personnel and equipment to the Company's Landover, Maryland headquarters facility.

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

         On June 12, 1996, as the result of a default by a partner under the Partnership Agreement, the Company was issued an arbitration award granting it the unilateral right to appoint a Midsouth Partners Management Committee representative in place of the defaulted partner's representative. Accordingly, the Company obtained majority representation on the Management Committee effective June 12, 1996.

         For financial reporting purposes for the fiscal years ended June 30, 1998, 1997 and 1996, the Company has included its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, Midsouth Partners, in its consolidated financial statements. Prior to the fiscal year ended June 30, 1996, the Company accounted for its minority investment in Midsouth Partners using the equity method.

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

         On May 1, 1987, Midsouth Partners entered into supply agreements with ITI whereby Midsouth Partners committed to purchase 90% of its Insitutube material requirements from ITI. The agreements automatically renew annually unless notice of termination is provided by either party six months prior to the end of a renewal period. The Midsouth Partners continuing Insitutube supply agreement presently extends through April 30, 1999.

         On December 29, 1997, the Company entered into a revised supply agreement with ITI whereby the Company committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement will automatically extend for one year periods unless notice of termination is provided by either party six months prior to the end of any such annual period.

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

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents, trademarks and know-how related to the Insituform process are derived from its licensor, ITI. There are presently 61 United States patents which cover various aspects of the Insituform process and related installation techniques. The last patent to expire will remain in effect until 2016. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994. A primary method patent relating to the Insitutube material saturation process expires in February 2001 and a patent relating to the Insitutube material will expire in May 2001.

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

CUSTOMERS

         The  Company  performs   services  under  contracts  with  governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities -- cities, counties, state agencies and regional authorities. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and a county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's sales. During the year ended June 30, 1997, federal government contracts (collectively), a municipal government in central Ohio, the same county government in the Washington, D.C. metropolitan area, and the same combined city and county government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's sales. During the year ended June 30, 1996, federal government contracts (collectively), the same county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's sales.

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

         The Company's total backlog value of all uncompleted and multi-year contract awards from customers was approximately $24.9 million at June 30, 1998, as compared to $24.4 million at June 30, 1997. The twelve-month backlog at June 30, 1998 was approximately $10.7 million as compared to $16.1 million at June 30, 1997. The total value of all uncompleted and multi-year contracts at June 30, 1998 and 1997 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large multi-year menu-priced contracts with estimated but uncertain order quantities subject additionally to the specifics of individual work releases.

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

         Trenchless Cured-in-Place Technologies. Over the years, the Company has witnessed a continuing introduction of alternative cured-in-place technologies, none of which the Company believes has been able to offer the quality or technical and other merits inherent in the Insituform process. The Company believes it remains the dominant provider of trenchless cured-in-place pipeline rehabilitation in its licensed territory.

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the cured-in-place Insituform process over modified sliplining techniques due to the quality and longevity of the Insitupipe product, the proven performance record of the
Company's Insituform process installations over the past twenty years, and the broader range of design alternatives available with the Insituform process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers will accept a technologically inferior modified sliplining technique to cured-in-place technology.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by the Company from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. Conversely, in "best value" and quality-based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments are often politically reluctant to modernize from simply "low-bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to reevaluate simple low bid award criteria - in favor of "best value" award criteria -when procuring trenchless technology for the rehabilitation of older pipelines.

SALES AND MARKETING

         The  Company's  sales  and  marketing  effort is  directed  by its Vice
President of Sales and Marketing. The Company's sales and marketing group includes six sales representatives, assigned to serve the Company's municipal, federal government and industrial market customers. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and produces and distributes technical video presentations, brochures and newsletters for current and prospective users of the Insituform process.

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

EMPLOYEES

         At June 30, 1998, the Company employed 169 full-time persons.

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

Item 3.  Legal Proceedings

         See Part II, Item 8, "Notes to Consolidated Financial Statements - Note 10: Contingencies" for details concerning (a) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia, and (b) a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston Division.

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

         The following table shows the range of bid quotations for the period indicated as reported by NASDAQ:

                                                               Common Stock
     Fiscal Year Ended June 30, 1998                      High             Low
     -------------------------------                      ----             ---
           1st Quarter                                    13 1/4           8 7/8
           2nd Quarter                                    14               8 3/4
           3rd Quarter                                    12 3/4           9 1/4
           4th Quarter                                    10               7 3/4

     Fiscal Year Ended June 30, 1997                      High             Low
     -------------------------------                      ----             ---
           1st Quarter                                    7 3/8            5 3/8
           2nd Quarter                                    7 1/4            5 1/4
           3rd Quarter                                    9 3/4            6 1/8
           4th Quarter                                    12               7 1/4

         The quotations in the above table represent prices between dealers, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

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

(b)      Holders

         As of September 15, 1998, the approximate number of shareholders of record of each class of common equity of CERBCO was as follows:

         Common Stock                       300
         Class B Common Stock               125

 (c)     Dividends

         On June 16, 1998, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1998 to its shareholders of record as of the close of business on June 30, 1998. On June 17, 1997, the Company declared a regular cash dividend of five cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1997 to its shareholders of record as of the close of business on June 30, 1997. On June 27, 1997, the Company declared a special dividend of one-dollar and fifty cents per share, both on its Common Stock and its Class B Common Stock, payable July 30, 1997 to shareholders of record as of the close of business on July 15, 1997. On June 18, 1996, the Company declared a regular cash dividend of five cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1996 to its shareholders of record as of the close of business on June 30, 1996.

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

(in thousands, except per share information and return on equity amounts)

STATEMENT OF EARNINGS INFORMATION
                                                                    Years ended June 30
                                                 1998         1997          1996         1995         1994
                                                 ----         ----          ----         ----         ----

Sales                                       $  23,891     $ 26,542     $  30,471    $  21,594    $  14,804
Operating profit (loss)                     $  (2,607)    $ (1,633)    $   2,551    $   1,529    $    (771)
Earnings (loss) before non-owned interests
  and income taxes                          $    (899)    $ (1,243)    $   3,121    $   2,615    $    (180)
Earnings (loss) before non-owned interests
  in Insituform East                        $     127     $   (565)    $   1,389    $   1,247    $    (301)
Earnings (loss) from continuing operations  $     359     $   (199)    $     247    $    (202)   $    (403)
Net earnings                                $     359     $ 10,169     $   2,055    $   1,542    $   1,319
Earnings (loss) per share:
  Continuing operations                     $    0.24     $  (0.13)    $    0.17     $  (0.13)   $    (0.28)
  Net earnings                              $    0.24     $   6.91     $    1.40     $   1.06    $     0.90
Weighted average number of shares               1,483        1,471         1,465        1,460         1,457
Dividends declared per share                $    0.10     $   1.55     $    0.05     $      0    $        0

BALANCE SHEET INFORMATION                                                 June 30
                                                 1998         1997          1996         1995         1994
                                                 ----         ----          ----         ----         ----

Accounts receivable                         $   5,185     $  6,691     $   8,497    $   6,386    $   6,675
Working capital                             $  24,004     $ 24,537     $  17,886    $  12,152    $   9,480
Total assets                                $  43,211     $ 51,471     $  39,451    $  32,980    $  29,507
Short-term debt                             $     285     $     29     $      55    $      53    $     611
Long-term debt                              $     105     $    139     $     136    $      42    $      96
Non-owned interests                         $  12,068     $ 13,042     $  16,509    $  12,367    $  10,318
Stockholders' equity                        $  25,180     $ 24,935     $  17,002    $  15,000    $  13,445
Book value per share                        $   16.98     $  16.88     $   11.58    $   10.26    $    9.23
Average stockholders' equity
  [Weighted average equity during year
  exclusive of current earnings]            $  24,878     $ 17,033     $  15,010    $  13,452    $  12,127
Return on equity
  [Net earnings divided by average
  stockholders' equity as defined above]         1.4%        59.7%        13.7%        11.5%         10.9%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported net earnings of $358,790 ($0.24 per share) on sales of $23.9 million. In the previous fiscal year, the Company reported a consolidated loss from continuing operations of -$199,396 (-$0.13. per share) on sales of $26.5 million, but extraordinarily positive overall net earnings of $10,169,310 ($6.91 per share). Net earnings in fiscal year 1997 included earnings from the operations of, and a gain from the redemption of its interest in, Capitol Office Solutions, the Company's discontinued copy machine products and services segment.

         The Company attributed its positive net earnings for the fiscal year ended June 30, 1998 primarily to the parent company's short-term investment earnings. Insituform East, the Company's majority-controlled subsidiary and only remaining operating segment, recognized a consolidated net loss of -$331,907 on sales of $23.9 million, contributing a loss of -$108,453 to CERBCO, in fiscal year 1998. Insituform East recognized a consolidated net loss of -$543,646 on sales of $26.5 million, contributing a loss of -$177,641 to CERBCO, in fiscal year 1997. The operations of Insituform East and its wholly-owned subsidiaries (collectively, "East") produced positive fiscal year 1998 operating results as the favorable impact of the Perry Nuclear project in the first quarter of the fiscal year more than offset the impact of reduced sales volume during the rest of the year. However, Midsouth Partners, Insituform East's majority-controlled subsidiary partnership, experienced significantly reduced margins throughout the year, producing contributory losses that more than offset East's modestly favorable results.

         The Company recorded unallocated general corporate expenses in the amount of $708,479 (down $12,402 from the previous year), including legal expenses of $66,090 (down $105,394 from the previous year) related to the two lawsuits filed against CERBCO and others by two associated, minority stockholders in connection with the unconsummated private sale of a controlling interest in the Company abandoned in September 1990. The first-filed of the two lawsuits (the "Delaware Action") was finally concluded during the second quarter of fiscal year 1998, when the Delaware Supreme Court affirmed the Court of Chancery's rejection of all but $143,364 of plaintiffs' petition for an award against CERBCO of approximately $1.6 million in attorneys' fees and expenses. After the final disposition of the Delaware Action, plaintiffs filed an amended complaint in their District of Columbia lawsuit (the "D.C. Complaint"), and the attendant legal expenses are expected to continue. From inception of the litigations in 1990 through the year ended June 30, 1998, CERBCO's legal fees and expenses relating to both lawsuits total approximately $2.3 million. For additional information concerning this matter, see Part II, Item 8, "Notes to Consolidated Financial Statements - Note 10. Contingencies."

         With respect to forward-looking information, while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected workable backlog of customer orders, the Company presently anticipates positive operating results for the first quarter of fiscal year 1999. A combination of additional normal margin sales and increased production levels will be required to sustain positive operating results through the remainder of the fiscal year. Income from the Company's non-operating activities presently is anticipated to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items, the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 33% participation in the forward results of Insituform East.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by Insituform East from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of Insituform East. Conversely, in "best value" and quality-based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments are often politically reluctant to modernize from simply "low bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to reevaluate simple low bid award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain items of expense and earnings or loss bear to the sales of CERBCO and the percentage increases or decreases in the dollar amounts of each item from period to period:

                                               Percentage Relationship to Revenues   Period to Period Changes
                                                        Years ended June 30             Years ended June 30
                                                                                        1998         1997
                                                 1998         1997         1996       vs 1997      vs 1996
                                                 ----         ----         ----       -------      -------

Sales                                             100.0%       100.0%        100.0%       (10.0%)      (12.9%)
                                                  -----        -----         ------
Costs and Expenses:
  Cost of sales                                    88.7         84.5          73.1         (5.5)         0.6
  Selling, general and administrative expenses     22.2         21.7          18.5         (7.7)         2.1
                                                  -----        -----         -----
    Total Costs and Expenses                      110.9        106.2          91.6         (5.9)         0.9
                                                  -----        -----        ------
Operating Profit (Loss)                           (10.9)        (6.2)          8.4        (59.7)      (164.0)
Investment Income                                   4.3          1.0           1.0        300.1        (11.1)
Interest Expense                                   (0.3)        (0.1)         (0.2)       (51.7)       137.3
Other Income - net                                  3.1          0.6           1.0        329.0        (42.5)
                                                  -----        -----        ------
Earnings (Loss) Before Non-Owned Interests
  and Income Taxes                                 (3.8)        (4.7)         10.2         27.7       (139.8)
Non-Owned Interest in Midsouth Partners            (4.3)         0.7           2.2       (622.8)       (70.2)
                                                  -----        -----        ------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East and Income Taxes                  0.5         (5.4)          8.0          N/A       (158.4)
Provision (Credit) for Income Taxes                (0.0)        (3.3)          3.5         99.1       (181.4)
                                                  -----        -----        -----
Earnings (Loss) Before Non-Owned Interests in
  Insituform East                                   0.5         (2.1)          4.5          N/A       (140.7)
Non-Owned Interests in Insituform East              1.0         (1.3)          3.7          N/A       (132.1)
                                                  -----        -----        ------
Earnings (Loss) from Continuing Operations          1.5         (0.8)          0.8          N/A       (180.7)
Discontinued Operations                             0.0         39.1           5.9       (100.0)       473.5
                                                  -----        -----        ------
  Net Earnings                                      1.5%        38.3%          6.7%       (96.5)       394.8
                                                  =====        =====        ======


                                  1998 vs. 1997

         Consolidated sales decreased $2.7 million (-10%) in fiscal year 1998 primarily as a result of reduced workable backlog levels experienced during the last three quarters of the fiscal year. East's sales decreased 9% in fiscal year 1998; Midsouth Partners' sales decreased 12%.

         Consolidated operating results decreased $1.0 million (-60%) from an operating loss of -$1.6 million in 1997 to an operating loss of -$2.6 million in 1998. Insituform East's gross profit margin decreased from 16% to 11% due primarily to reduced margins on work performed by Midsouth Partners more than offsetting improved margins recognized by East. Improved East margins in 1998 were due in part to completion of the Perry Nuclear Project and a mix of work that included a reduced volume of discounted work and work subcontracted to others. Reduced margins for Midsouth Partners were due primarily to both discounted sales and performance inefficiencies. Insituform East's selling, general and administrative expenses decreased $0.4 million (-9%) in fiscal year 1998, primarily as a result of reduced legal expenses and lower costs to support reduced production activities. The parent company's unallocated general corporate expenses were down slightly from the previous year, as decreased legal expenses were largely offset by increased salary expense.

         Investment income increased $0.8 million (300%) as a result of interest earned on short-term investment of cash realized from the sale of the Company's interest in Capitol Office Solutions on June 30, 1997. Other income increased $0.6 million (329%) primarily as a result of the payment of damages to CERBCO in connection with the Delaware Action.

         Earnings from discontinued operations in fiscal year 1997 resulted from the then operations of Capitol Office Solutions.

                                  1997 vs 1996

         Consolidated sales decreased $3.9 million (-13%) primarily as a result of periods of reduced workable backlog levels experienced by Insituform East during fiscal year 1997 and third quarter fiscal year 1997 delays in the start-up and execution of several significant projects. East sales decreased 12% in fiscal year 1997; Midsouth Partners sales decreased 14%. The Company experienced a 25% decrease in comparable year Insituform installation revenues which was offset to some extent by increased NuPipe installation revenues and increased services subcontracted to others.

         Consolidated operating results decreased $4.2 million (-164%) from an operating profit of $2.6 million in 1996 to an operating loss of -$1.6 million in 1997. Insituform East's operating results decreased $4.0 million. Insituform East's gross profit margin decreased from 27% to 16% primarily as a result of both sales mix and absorption of semi-fixed operating costs over reduced sales levels. Fiscal year 1997 sales mix included increases in low margin subcontracted services, modified sliplining installations and certain discounted work undertaken for strategic reasons. Insituform East's selling, general and administrative expenses decreased $0.1 million (-2%) in fiscal year 1997, a much smaller decrease than the decrease in sales. The parent company's operating loss increased $0.2 million (47%) primarily due to a one-time increase in the accrued supplemental executive retirement plan liability.

         Earnings from discontinued operations increased $0.4 million (20%) due to an increase in Capitol Office Solutions' sales (17%) and operating profit (11%). Discontinued operations in fiscal year 1997 also included a gain due to the sale of the Company's interests in Capitol Office Solutions of $8.2 million, net of income taxes of $6.2 million.

Liquidity and Capital Resources

         Liquidity may be defined as the Company's ability to mobilize cash. Cash and cash equivalents decreased $6.7 million in fiscal year 1998 due primarily to payment of income taxes on the gain resulting from the sale of Capitol Office Solutions and cash dividends to stockholders. Cash and cash equivalents increased $16.8 million and $5.0 million in fiscal years 1997 and 1996, respectively. The increase in 1997 was due primarily to the sale of the Company's investment in Capitol Office Solutions. The increase in 1996 was due primarily to cash generated from operations and the sale of temporary investments by the parent holding company.

         The Company's operating activities used approximately $2.7 million in cash in fiscal year 1998 and provided approximately $4.6 million and $6.2 million in cash during fiscal years 1997 and 1996, respectively.

         Net cash used in investing activities was approximately $1.7 million and $0.7 million in fiscal years 1998 and 1996, respectively. The primary use of such funds was for capital expenditures by Insituform East in each of the fiscal years to upgrade, expand and improve production capabilities, and purchases of vehicles and production equipment to replace aging units. Net cash provided by investing activities was approximately $12.6 million in fiscal year 1997, due primarily to the proceeds of the Company's sale of Capitol Office Solutions which more than offset capital expenditures by Insituform East in that year.

         Net cash used in financing activities was $2.3 million, $0.3 million and $0.4 million in fiscal years 1998, 1997 and 1996, respectively. During fiscal year 1998, CERBCO and Insituform East paid regular cash dividends declared for fiscal year 1997 and CERBCO paid special cash dividends declared in connection with the sale of Capitol Office Solutions on June 30, 1997. During fiscal years 1997 and 1996, CERBCO and Insituform East paid regular cash dividends declared for fiscal years 1996 and 1995, respectively.

         Although the Company experienced a $6.7 million decrease in cash during fiscal year 1998, its liquidity remained strong with working capital of approximately $24 million and a current ratio of 6.5 at June 30, 1998. CERBCO believes that Insituform East has cash reserves, bank line of credit availability or borrowing potential against unencumbered assets sufficient to meet its immediate cash flow requirements. The parent holding company, CERBCO, does not have a separate bank line of credit, but has cash and temporary investments in excess of $18 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements, or the temporary requirements of Insituform East in the foreseeable future, including continuing legal fees and expenses of the parent in connection with the stockholder litigation now moved to the District of Columbia.

Year 2000 Issues

         The  inability  of  present   computerized  systems  to  process  dates
correctly beyond December 31, 1999 and the potential impact on businesses and governments in the future are generally referred to as "Year 2000 Issues."

         The Company has implemented plans to address Year 2000 issues. Primary areas of focus include the Company's information technology systems, the Company's non-information technology systems, the Year 2000 readiness of the Company's vendors and suppliers and the Year 2000 readiness of the Company's major customers. Because the Company's primary products and services neither include nor rely upon computerized components, the Company believes that there are no additional contingencies associated with actual or implied warranties related to its products and services resulting from year 2000 issues.

         With respect to the Company's information technology systems, the Company's primary accounting and information process system is Year 2000 compliant and will recognize years 2000 through 2029 in the proper century. The Company's preliminary assessment of supporting information systems is that these systems either are Year 2000 compliant, can be modified to become Year 2000 compliant, or should not have a significant impact on either the primary accounting and information system or the Company's operating activities should non-compliant systems not be properly modified.

         With respect to the Company's non-information technology systems, the Company is still in the preliminary assessment stage. The Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential year 2000 issues are identified, implementation plans are developed and executed. The Company has initiated plans for corrective action for its office telephone system and headquarters facility security system, two systems that are not presently year 2000 compliant.

         With respect to the Company's suppliers and customers, the Company has initiated preliminary correspondence with selected critical suppliers and customers. Responses received to date indicate that responding suppliers and customers either are currently Year 2000 compliant or expect to be Year 2000 compliant by December 31, 1999. Prior to December 31, 1998, the Company plans to seek to obtain responses from suppliers and customers who have not as yet responded to inquiries and develop a plan to monitor and assess Year 2000 readiness from respondents not as yet Year 2000 compliant.

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $200,000. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a formal contingency plan required development and implementation.

         There can be no assurances that the Company's Year 2000 Plan will be successful. The Company is dependent on vendors to identify and correct Year 2000 issues related to the Company's utilities and equipment using computerized components. In addition, if key vendors fail to provide materials critical to the Company's operations, or with sufficient electrical power or other utilities, or if transportation of the Company's personnel and equipment is seriously impeded, any such failure could have a material adverse effect on the operational performance and financial condition of the Company.

         In addition, if major municipal, industrial or federal government customers are seriously affected, directly or indirectly, by Year 200 issues such that pipeline rehabilitation programs are delayed or abandoned, this too could have a material adverse effect on the operational performance and financial condition of the Company.

         The Company has not yet established a contingency plan, but intends to formulate one prior to June 30, 1999, based primarily on potential actions that would be required if key vendors or customers were unable to address and resolve Year 2000 issues that would directly or indirectly impact the Company's ability to conduct normal business operations in the Year 2000 and beyond.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         See  financial  statements  and  supplementary   financial  information
provided following Item 9 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CERBCO, Inc.

We have audited the accompanying consolidated balance sheets of CERBCO, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Washington, D.C.
September 22, 1998

                                                   CERBCO, Inc.
                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                                                             Years Ended June 30
                                                            --------------------------------------------------------
                                                                 1998                1997                1996
                                                            ----------------   ------------------   ----------------

Sales                                                          $23,891,215        $26,541,542          $30,470,867
                                                            ----------------   ------------------   ----------------
Costs and Expenses:
    Cost of sales                                               21,190,803         22,422,831           22,288,437
    Selling, general and administrative expenses                 5,307,431          5,751,328            5,631,827
                                                            ----------------   ------------------   ----------------
        Total Costs and Expenses                                26,498,234         28,174,159           27,920,264
                                                            ----------------   ------------------   ----------------
Operating Profit (Loss)                                         (2,607,019)        (1,632,617)           2,550,603
Investment Income                                                1,037,186            258,947              291,173
Interest Expense                                                   (60,489)           (39,871)             (16,799)
Other Income - net                                                 731,256            170,469              296,483
                                                            ----------------   ------------------   ----------------
Earnings (Loss) Before Non-Owned Interests
    and Income Taxes                                              (899,066)        (1,243,072)           3,121,460
Non-Owned Interest in Pretax Earnings (Loss) of
    Midsouth Partners                                           (1,026,402)           196,329              658,822
                                                            ----------------   ------------------   ----------------
Earnings (Loss) Before Non-Owned Interests in
    Insituform East, Inc. and Income Taxes                         127,336         (1,439,401)           2,462,638
Provision (Credit) for Income Taxes                                 (8,000)          (874,000)           1,074,000
                                                            ----------------   ------------------   ----------------
Earnings (Loss) Before Non-Owned Interests in
    Insituform East, Inc.                                          135,336           (565,401)           1,388,638
Non-Owned Interests in Earnings (Loss) of
    Insituform East, Inc.                                         (223,454)          (366,005)           1,141,419
                                                            ----------------   ------------------   ----------------
Earnings (Loss) from Continuing Operations                         358,790           (199,396)             247,219
                                                            ----------------   ------------------   ----------------
Discontinued Operations:
    Earnings from discontinued operations of copier
        machine products and services segment                            0          2,166,894            1,808,072
    Gain on disposal of copier machine products and
        services segment - net of income taxes of                        0          8,201,812                    0
        $6,230,000
                                                            ----------------   ------------------   ----------------
        Total Discontinued Operations                                    0         10,368,706            1,808,072
                                                            ----------------   ------------------   ----------------
                                                            $      358,790       $ 10,169,310         $  2,055,291
NET EARNINGS
                                                            ================   ==================   ================
Basic Earnings per Share of Common Stock:
    Earnings (loss) from continuing operations              $                   $                    $
                                                                      0.24              (0.13)               0.17
    Earnings from discontinued operations                             0.00               1.47                1.23
    Gain on disposal                                                  0.00               5.57                0.00
                                                            ================   ==================   ================
        Basic Earnings per Share                            $                   $                    $
                                                                      0.24               6.91                1.40
                                                            ================   ==================   ================

Diluted Earnings per Share of Common Stock:
    Earnings (loss) from continuing operations              $                  $                    $
                                                                      0.24              (0.13)               0.17
    Earnings from discontinued operations                             0.00               1.47                1.23
    Gain on disposal                                                  0.00               5.57                0.00
                                                            ----------------   ------------------   ----------------
        Diluted Earnings per Share                          $                  $                    $
                                                                      0.24               6.91                1.40
                                                            ================   ==================   ================

See notes to consolidated financial statements.

                                                   CERBCO, Inc.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                       June 30
                                                                    -----------------------------------------------
                                                                          1998                          1997
                                                                    -----------------             -----------------

ASSETS

Current Assets:
    Cash and cash equivalents                                        $   20,405,039                $   27,081,412
    Accounts receivable                                                   5,185,047                     6,691,313
    Inventories                                                           1,381,861                     1,538,017
    Prepaid and refundable taxes                                            948,486                       813,872
    Prepaid expenses and other                                              420,931                       251,572
                                                                    -----------------             -----------------
        Total Current Assets                                             28,341,364                    36,376,186
                                                                    -----------------             -----------------

Property, Plant and Equipment:
    Land and improvements                                                 2,018,587                      2,018,587
    Buildings and improvements                                            5,845,185                     5,904,448
    Vehicles and production equipment                                    11,853,458                    11,406,621
    Small tools, radios and machine shop equipment                        4,545,414                     4,658,431
    Office furniture and equipment                                        1,178,939                     1,066,526
                                                                    -----------------             -----------------
                                                                         25,441,583                    25,054,613
    Less accumulated depreciation and amortization                      (14,245,135)                  (13,296,041)
                                                                    -----------------             -----------------
        Total Property, Plant and Equipment                              11,196,448                    11,758,572
                                                                    -----------------             -----------------

Other Assets:
    Excess of acquisition cost over value of net assets
        acquired - net of accumulated amortization of
        $1,165,712 in 1998 and $1,077,844 in 1997                         2,320,640                     2,408,508
    Cash surrender value of SERP life insurance                           1,230,255                       779,041
    Deposits and other                                                      122,479                       148,837
                                                                    -----------------             -----------------
        Total Other Assets                                                3,673,374                     3,336,386
                                                                    =================             =================
            Total Assets                                             $   43,211,186                 $  51,471,144
                                                                    =================             =================

See notes to consolidated financial statements.

                                                   CERBCO, Inc.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                     June 30
                                                                  ----------------------------------------------
                                                                        1998                         1997
                                                                  -----------------            -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Partners' loans to Midsouth Partners                           $       250,000              $             0
    Accounts payable and accrued liabilities                             2,701,678                    6,006,361
    Income taxes payable                                                 1,350,825                    5,804,724
    Current portion of capital lease obligations                            34,621                       28,508
                                                                  -----------------            -----------------
        Total Current Liabilities                                        4,337,124                   11,839,593
                                                                  -----------------            -----------------

Long-Term Liabilities:
    Capital lease obligations (less current portion shown above)           104,829                      139,480
    Deferred income taxes                                                  915,000                    1,074,000
    Accrued SERP liability                                                 605,973                     440,950
                                                                  -----------------            -----------------
    Total Long-Term Liabilities                                          1,625,802                    1,654,430
                                                                  -----------------            -----------------
        Total Liabilities                                                5,962,926                   13,494,023
                                                                  -----------------            -----------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                        12,068,262                   13,042,117
                                                                  -----------------            -----------------

Stockholders' Equity:
    Common stock, $.10 par value
        Authorized:  3,500,000 shares
        Issued and outstanding: 1,186,976 shares (at June 30, 1998)         118,697
        Issued and outstanding: 1,180,601 shares (at June 30, 1997)                                     118,060
    Class B Common stock (convertible), $.10 par value
        Authorized:  700,000 shares
        Issued and outstanding: 295,980 shares (at June 30, 1998)           29,598
        Issued and outstanding: 296,355 shares (at June 30, 1997)                                        29,635
    Additional paid-in capital                                           7,527,278                    7,493,378
    Retained earnings                                                   17,504,425                   17,293,931
                                                                  -----------------            -----------------
        Total Stockholders' Equity                                      25,179,998                   24,935,004
                                                                  -----------------            -----------------
            Total Liabilities and Stockholders' Equity            $     43,211,186               $   51,471,144
                                                                  =================            =================


See notes to consolidated financial statements.

                                                   CERBCO, Inc.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     YEARS ENDED JUNE 30, 1998, 1997 and 1996

                                                                                  Additional                  Total Stock-
                                     Common Stock         Class B Common Stock     Paid-in       Retained       holders'
                               --------------------------------------------------
                                  Shares      Amounts       Shares     Amounts     Capital       Earnings        Equity
                               ---------------------------------------------------------------------------------------------
BALANCE - JULY 1, 1995            1,150,989  $   115,099     310,967   $ 31,096   $ 7,413,054  $  7,441,010     $15,000,259

Net earnings                              0            0           0          0             0     2,055,291       2,055,291
Issuance of stock pursuant to
    exercise of stock options         6,000          600           0          0        18,900             0          19,500
Conversion of Class B stock
    into Common stock                   112           11        (112)       (11)            0             0               0
Dividends declared                        0            0           0          0             0       (73,398)        (73,398)
Change in ownership interest
    in subsidiary                         0            0           0          0           117             0             117
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1996           1,157,101      115,710     310,855     31,085     7,432,071     9,422,903      17,001,769

Net earnings                              0            0           0          0             0    10,169,310      10,169,310
Issuance of stock pursuant to
    exercise of stock options         9,000          900           0          0        35,475             0          36,375
Conversion of Class B stock
    into Common stock                14,500        1,450     (14,500)    (1,450)            0             0               0
Dividends declared                        0            0           0          0             0    (2,298,282)     (2,298,282)
Change in ownership interest
    in subsidiary                         0            0           0          0        25,832             0          25,832
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1997           1,180,601      118,060     296,355     29,635     7,493,378    17,293,931      24,935,004

Net earnings                              0            0           0          0             0       358,790         358,790
Issuance of stock pursuant to
    exercise of stock options         6,000          600           0          0        33,900             0          34,500
Conversion of Class B stock
    into Common stock                   375           37        (375)       (37)            0             0               0
Dividends declared                        0            0           0          0             0      (148,296)       (148,296)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1998           1,186,976 $    118,697     295,980   $ 29,598   $7,527,278    $17,504,425     $25,179,998
                               =============================================================================================


See notes to consolidated financial statements.

                                                   CERBCO, Inc.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    Years Ended June 30
                                                                      -------------------------------------------------
                                                                           1998            1997              1996
                                                                      ---------------  --------------   ---------------
Cash Flows from Operating Activities:
    Earnings (loss) from continuing operations                        $     358,790   $   (199,396)      $   247,219
    Earnings from discontinued operations                                         0     10,368,706         1,808,072
                                                                      ---------------  --------------   ---------------
    Net earnings                                                            358,790     10,169,310         2,055,291
    Adjustments to reconcile net earnings to net cash
      provided by operations:
        Depreciation and amortization                                     2,209,231      2,142,711         1,949,292
        Gain on sale of Capitol Office Solutions included in earnings
            from discontinued operations                                          0     (8,201,812)                0
        Amounts attributable to non-owned interests                      (1,249,856)       913,771         2,704,277
        Deferred income taxes                                              (159,000)       256,000          (102,000)
        (Increase) decrease in other assets                                     358           (447)          (24,321)
        Increase in long-term liabilities                                   165,023        263,995            77,283
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                    1,591,684       (218,805)          165,729
            (Increase) decrease in inventories                              156,156        (55,063)          (42,324)
            (Increase) decrease in other current assets                    (303,973)      (640,025)               59
            Increase (decrease) in accounts payable and accrued            (978,703)     1,127,014          (861,126)
                expenses
            Increase (decrease) in income taxes payable                  (4,453,899)    (1,198,658)          221,140
            Increase in deferred revenue                                          0          4,202            20,785
                                                                      ---------------  --------------   ---------------
    Net Cash Provided by (Used in) Operating Activities                  (2,664,189)     4,562,193         6,164,085
                                                                      ---------------  --------------   ---------------

Cash Flows from Investing Activities:
    Capital expenditures                                                 (1,704,188)    (2,629,247)       (2,111,648)
    Disposal of equipment - net                                             170,950         28,529            28,387
    Proceeds from sale of Capitol Office Solutions - net                          0     15,652,845                 0
    Increase in investment in Insituform East                                     0        (85,938)                0
    Cash contributions to Midsouth Partners by non-owned interests          276,000              0                 0
    Cash distribution from Midsouth Partners to non-owned interests               0       (101,200)         (368,000)
    Cash balance of Midsouth Partners prior to consolidation                      0              0           241,094
    Redemption of temporary investments - net                                     0              0         1,760,950
    Increase in cash surrender value of life insurance                     (451,214)      (280,067)         (244,914)
    Increase in other assets                                                      0              0           (13,000)
                                                                      ---------------  --------------   ---------------
    Net Cash Provided by (Used in) Investing Activities                  (1,708,452)    12,584,922          (707,131)
                                                                      ---------------  --------------   ---------------

Cash Flows from Financing Activities:
    Proceeds from revolving lines of credit and long-term borrowings      1,800,000        800,000                 0
    Principal payments on revolving lines of credit, capital lease
        obligations and long-term borrowings                             (1,828,538)      (835,260)         (108,738)
    Loans to Midsouth Partners from non-owned interests                     250,000              0                 0
    Dividends paid                                                       (2,559,694)      (301,042)         (331,041)
    Proceeds from exercise of stock options                                  34,500         36,375            19,500
                                                                                                        ---------------
                                                                      ---------------  --------------
    Net Cash Used in Financing Activities                                (2,303,732)      (299,927)         (420,279)
                                                                      ---------------  --------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (6,676,373)    16,847,188         5,036,675
Cash and Cash Equivalents at Beginning of Year                           27,081,412     10,234,224         5,197,549
                                                                      ===============  ==============   ===============
Cash and Cash Equivalents at End of Year                               $ 20,405,039    $27,081,412       $10,234,224
                                                                      ===============  ==============   ===============

Supplemental disclosure of cash flow information:
    Interest paid                                                     $      60,489     $   39,871       $    27,529
    Income taxes paid                                                 $   4,739,513     $  313,854       $ 3,076,269

Supplemental disclosure of non-cash investing and financing activities:
    Additions to capital leases                                       $           0     $   58,543       $   133,088
See notes to consolidated financial statements.

                                  CERBCO, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

1.       Summary of Significant Accounting Policies

Basis of Presentation

         Prior to June 30, 1997, the consolidated financial statements included the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); its majority-owned subsidiary, Capitol Office Solutions, Inc. ("Capitol") (formerly Capitol Copy Products, Inc.); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). Effective June 30, 1997, CERBCO no longer has an interest in Capitol, which is in the business of selling, servicing and providing supply products for copier and facsimile equipment, operating pursuant to certain dealer agreements, primarily with Canon, U.S.A., Inc. (see Note 5: Discontinued Operations). All significant intercompany balances and transactions have been eliminated in consolidation..

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

Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Substantially all inventories consist of raw materials utilized in the Insituform process.

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

         Betterments or improvements which increase the estimated useful life of an asset are capitalized. Repairs and maintenance are charged directly to expense as incurred. The Company incurred repair and maintenance costs of approximately $742,000, $984,000 and $1,022,000 in fiscal years 1998, 1997 and
1996, respectively.

Goodwill

         The excess of cost over the fair value of the Insituform East net tangible assets ("goodwill") acquired in 1985 is amortized using the straight-line method over forty years. The Company annually reviews its goodwill recoverability by assessing the historical profitability of Insituform East and expectations as to its future nondiscounted cash flows and operating income; the continued use of its name; the continued use of its license agreements; and the status of various patents which govern the Insituform process. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 1998.

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result from recognizing certain items of income and expense in consolidated financial statements in different years from those in income tax returns. These temporary differences relate principally to use of accelerated depreciation methods for income tax purposes; timing of the payment of compensated absences; and timing of the recognition of income from the Company's investment in Midsouth Partners (see Note 4: Investment in Midsouth Partners).

         Insituform East files separate federal and state tax returns, and its provision is combined with CERBCO's consolidated provision for financial reporting purposes.

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

2.       Accounts Receivable

         Accounts receivable consist of:
                                                                     1998                  1997
                                                                     ----                  ----

         Due from municipal and commercial customers             $5,134,644            $6,479,230
         Miscellaneous                                               50,403               212,083
                                                                 ----------            ----------
                                                                  5,185,047             6,691,313
         Less: Allowance for doubtful accounts                            0                     0
                                                                 ----------            ----------
                                                                 $5,185,047            $6,691,313
                                                                 ==========            ==========

3.       Equity in Insituform East

         At June 30, 1998 and 1997, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East stock. At June 30, 1996, CERBCO beneficially held 1,100,000 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.1% of the Common Stock, 99.5% of the Class B Common Stock, 32.0% of the total equity and 57.7% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Insituform East Board of Directors after election of not less than 25% of the directors by holders of shares of Common Stock, voting separately as a class.
         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 1998, 1997 or 1996. If all the options and warrants outstanding at June 30, 1998 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.4% and 54.4%, respectively.

         From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. No shares were purchased in 1998, 1997 or 1996.

4.       Investment in Midsouth Partners

         CERBCO's consolidated financial statements as of June 30, 1998, 1997 and 1996 and for each of the years then ended include the accounts of Midsouth Partners, Insituform East's majority-controlled subsidiary partnership since June 12, 1996. Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. Midsouth Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at June 30, 1998 are Insitu, Inc., a wholly-owned subsidiary of Insituform East; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., also an affiliate of ITI.

         Management and conduct of the business of Midsouth Partners is vested in a Management Committee. At June 30, 1998, the seven-member Partnership Management Committee consisted of four Insitu, Inc. representatives, one disputed and one undisputed E-Midsouth, Inc. representatives, and one Insituform Southwest, Inc. representative. Insituform East did not have majority representation on the Partnership Management Committee prior to a June 12, 1996 arbitration award, which, in connection with a default of the Partnership Agreement by E-Midsouth, Inc., granted Insitu, Inc. the unilateral right to appoint an additional Management Committee member in place of one E-Midsouth, Inc. representative.

       Partnership profits and losses are allocated to the partners as follows:
         Insitu, Inc.                              42.5%
         E-Midsouth, Inc.                          42.5%
         Insituform Southwest, Inc.                15.0%

         The Company and Insituform Southeast Corp., both affiliates of general partners, have each unconditionally committed to advance funds to Midsouth Partners, up to a maximum of $250,000 each, with interest payable at Chase Manhattan Bank's Prime Lending Rate. These commitments currently extend through December 31, 1998.

5.       Discontinued Operations

         Prior to June 30, 1997, CERBCO beneficially held 800 shares, and Capitol's president held 400 shares, of Capitol Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol stock.

         On June 30, 1997, Capitol redeemed the 800 shares of Class B stock held by the Company for $19 million plus a pre-redemption dividend of two-thirds of the cash held by Capitol in excess of $800,000 equaling $3,789,593. The redemption price ultimately is subject to formula adjustment based upon June 30, 1997 audited financial statements. This transaction was approved by the Company's stockholders at a meeting held on June 27, 1997. CERBCO's share of Capitol's operating results for the fiscal years ended June 30, 1997 and 1996 are shown separately in the accompanying consolidated statement of earnings as earnings from discontinued operations. Capitol's sales revenues of $23,552,754 and $20,209,196 for the fiscal years ended June 30, 1997 and 1996, respectively, are not included in sales in the accompanying consolidated statements of earnings.

6.       Supplemental Executive Retirement Plan

         The Company has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was $165,023, $263,995 and $77,784 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

         The Company has established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of life insurance in the amounts of $1,230,255 and $779,040 at June 30, 1998 and 1997, respectively. This trust is subject to the claims of the Company's creditors in the event of bankruptcy or insolvency.

7.       Loans Payable

         Insituform East maintains a $3,000,000 bank line of credit which is currently available to it through December 31, 1998. Interest on borrowings against this line of credit is payable monthly at the bank's prime rate. The line is unsecured; however, Insituform East must comply quarterly with financial liquidity, net worth, tangible net worth and debt to equity leverage covenants. At June 30, 1998, the amount available as undrawn on this line was $3,000,000. Insituform East also has an agreement in place with the parent company, CERBCO, whereby it may borrow up to $3,000,000 for operating purposes for an indefinite period from CERBCO at interest rates not less than it would pay to its respective bank. At June 30, 1998, Insituform East had no amounts outstanding under this agreement.

8.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:
                                                                     1998                  1997
                                                                     ----                  ----

         Accounts payable                                        $1,154,576            $1,655,097
         Accrued compensation and related expenses                1,398,806             1,876,988
         Dividends payable                                          148,296             2,474,276
                                                                 ----------            ----------
                                                                 $2,701,678            $6,006,361
                                                                 ==========            ==========

9.       Commitments

         The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $452,000, $499,000, and $361,000 for the years ended June 30, 1998, 1997 and 1996, respectively. In addition, the Company obtains certain mobile production equipment under long-term capital leases. Minimum future rental commitments under long-term capital and operating leases in effect at June 30, 1998, are as follows:

     Years Ending                                        Capital     Operating
        June 30                                          Leases      Leases

         1999                                             $61,080     $46,796
         2000                                              61,080       3,472
         2001                                              39,000           0
         2002                                              34,125           0
         2003                                               6,500           0
         2004 and thereafter                                    0           0
                                                         --------    --------
         Total Minimum Payments                           201,785     $50,268
                                                                      =======
         Less:  Interest                                  (62,335)
                                                         --------
         Present Value of Minimum Payments                139,450
         Less:  Current Portion                           (34,621)
                                                         --------
                Long-term Capital Lease Obligations      $104,829
                                                         ========

         The Company's pipeline rehabilitation using the Insituform process is performed under seven sublicense agreements with ITI. These sublicenses grant the Company rights to perform the Insituform process in the states of Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, Kentucky, Tennessee and northern Mississippi. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of either party. The agreements obligate the Company to pay ITI a royalty equal to 8% of the gross contract price of all contracts performed utilizing the process, less certain fees. The total royalty expense was approximately $1,410,000, $1,428,000 and $1,847,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

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

         The Company operates under supply agreements with ITI committing the Company to purchase 90% of its Insitutube(R) material requirements from ITI. The East supply agreement runs for an initial five year period from January 1, 1998 to December 31, 2002 and will extend for one year periods unless notice of termination is provided by either party six months prior to the end of such annual period. The Midsouth Partners supply agreement is renewable annually unless notice of termination is provided by either party prior to the end of current renewal period and presently extends through April 30, 1999.

10.      Contingencies

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

         As previously reported by the Company, in January 1993, a lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the Superior Court of the District of Columbia (the "D.C. Complaint"). Plaintiffs were the same two stockholders who were plaintiffs in the Delaware Action, and a former director of the Company, and alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. Plaintiffs also claimed that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. Plaintiffs claimed that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. Complaint sought to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6,000,000 for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages. Although the D.C. Complaint stated that it was filed on behalf of the Company, management does not believe that Rogers & Wells should be sued on any of the claims set forth therein.

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal of the outcome of the Delaware Action to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On Thursday, May 7, 1998, the Company filed its reply memorandum of points and authorities in support of its motion for summary judgment. A decision from the D.C. Court is expected later this year.

         As previously reported by the Company, on October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and Insituform East of Sections 1 and 2 of the Sherman Act, Section 43(a) of the Lanham Act, Section 15(a) and (b) of the Texas Business and Commercial Code, tortious interference with contracts and business disparagement. Plaintiffs sought from defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million.

         In an extensive memorandum and order of August 25, 1997, the Court granted a partial dismissal of plaintiffs' claims and ordered plaintiffs to replead remaining potential claims. On January 30, 1998, the Court by order denied plaintiffs' motion to file a second amended complaint and granted plaintiffs twenty days to file a third amended complaint. On June 18, 1998, the Court by order granted plaintiffs' motion for leave to file a third amended complaint and denied defendants' motion to dismiss. On June 23, 1998, the Court ordered this action dismissed without prejudice, pursuant to a notice of dismissal initiated by plaintiffs prior to receipt of the Court's June 18, 1998 order.

         On June 30, 1998, Inliner U.S.A. and CAT Contracting, Inc. filed another antitrust suit against Insituform Technologies, Inc. ("ITI"), Insituform East, Inc. and Insituform Gulf South, Inc. in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees), Insituform Gulf South, Inc., and the Company of Sections 1 and 2 of the Sherman Act, Section 2 of the Clayton
Act, as amended by the Robinson-Patman Act, Section 43(a) of the Lanham Act, business disparagement, tortious interference with contracts and prospective business relationships, and unfair competition. Plaintiffs are seeking from the defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million. Plaintiffs' allegations were consistent with the allegations contained in the third amended complaint of the previously dismissed litigation

         Insituform East believes it has strong defenses to, and is vigorously contesting, this second suit. On August 17,1998, Insituform East filed its answer denying plaintiffs claims and a motion to dismiss this action. The court has not yet taken action with respect to this motion. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of Insituform East.

         Management believes ultimate resolution of these matters will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. The Company is also involved in other contingencies, none of which could, in the opinion of management, materially affect the Company's financial position or results of operations.

11.      Common Stock

         The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In 1998, 1997 and 1996, 375 shares, 14,500 shares and 112 shares, respectively, of Class B Common Stock were converted to Common Stock.

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

12.      Income Taxes

         The provision (credit) for taxes is composed of the following (in thousands):

                                                   1998         1997       1996
                                                   ----         ----       ----
Current:
    Federal                                       $ 158       $5,177     $1,082
    State                                            (7)         (77)       159
                                                  -----       ------      -----
        Total current                               151        5,100      1,241
                                                  -----       ------      -----
Deferred:
    Federal                                        (139)         223       (146)
    State                                           (20)          33        (21)
                                                  -----       ------      -----
        Total deferred                             (159)         256       (167)
                                                  -----       ------      -----
            Total provision (credit) for taxes    $  (8)      $5,356     $1,074
                                                  =====       ======     ======

         The provision (credit) for income taxes is different from that computed using the statutory federal income tax rate of 34% for the following reasons (in thousands, except percentages):

                                                               1998                  1997                  1996
                                                               ----                  ----                  ----
                                                         Amounts       %        Amounts       %       Amounts     %

Taxes computed at statutory rate                            $44        34        $5,154      34        $1,061     34
Increase (decrease) in taxes resulting from:
    State and local income taxes, net of federal
        income tax benefit (expense)                        (45)      (35)         (59)      (1)          103      3
    Non-taxable income                                      (54)      (42)            0       0             0      0
    Nondeductible items                                      47        37            17       0            22      1
    Effect of NOL                                             0         0             0       0           112      4
    Federal taxes on partnership income
        attributable to  non-owned interests                  0         0             0       0         (224)     (7)
    Other                                                     0         0           244       2             0      0
                                                           ----       ---     ----- ---     ---     ---------    ---
        Total provision for taxes                           $(8)       (6)       $5,356      35        $1,074     35
                                                            ====       ===       ======      ==        ======     ==

         The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows (in thousands):

                                                 1998                  1997                  1996
                                                 ----                  ----                  ----

Depreciation                                   $   14                 $  80               $    52
Midsouth Partners operations                     (188)                  (10)                  (76)
Deferred compensation                              10                   (12)                    8
Deferred revenue                                   12                   201                  (155)
Other                                              (7)                   (3)                    4
                                             --------                ------              --------
  Total deferred taxes                          $(159)                 $256                 $(167)
                                                =====                  ====                 =====

         Deferred Income Taxes, provided for the tax effect of cumulative temporary differences between income tax and financial reporting purposes, consists of the following (in thousands):

                                                 1998                  1997
                                                 ----                  ----

Depreciation                                   $1,115                $1,101
Midsouth Partners operations                     (113)                   75
Deferred compensation                             (51)                  (27)
Deferred revenue                                  (15)                  (61)
Other                                             (21)                  (14)
                                              -------              --------
                                                $ 915                $1,074
                                                =====                ======

13.      Earnings (Loss) Per Share

         Basic earnings (loss) per share data have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. The weighted average number of common shares outstanding used in computing diluted earnings per share for the year ended June 30, 1996 included 7,492 net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings (loss) per share computations:

                     1998                       1997                      1996
                     ----                       ----                      ----

  Basic          1,482,808                  1,471,178                 1,465,169
                 =========                  =========                 =========
  Diluted        1,482,808                  1,471,178                 1,472,661
                 =========                  =========                 =========

14.      Retirement Benefit Plans

         Employees of East, including employees of the parent company, CERBCO, and Midsouth Partners who meet certain minimum eligibility requirements and who are not covered by a collective bargaining agreement participate in separate profit-sharing plans. No employees were covered by collective bargaining agreements as of June 30, 1998. Contributions to the plans are determined annually by the respective companies. During the years ended June 30, 1998, 1997 and 1996, the Company recognized profit sharing expense of $47,739, $276,359 and $263,722, respectively.

15.      Stock Option Plans

         CERBCO granted options under the 1986 Directors' Stock Option Plan on 3,000 shares of CERBCO's Common Stock on December 15, 1995 at the option price of $6.375 per share, exercisable within three years of the date of the grant. All options granted under this plan have been exercised or expired as of June 30, 1998. No further grants under this plan are anticipated. The following is a summary of transactions for the 1986 Directors' Stock Option Plan:

                                                                       Shares Under Option
                                                            1998            1997           1996

         Outstanding, beginning of year                    6,000          15,000         18,000
         Granted during the year                               0               0          3,000
         Exercised during the year                        (6,000)         (9,000)        (6,000)
         Expired/canceled during the year                      0               0              0
                                                       ---------      ----------     ----------
         Outstanding, end of year                              0           6,000         15,000
                                                       =========         =======         ======

         During fiscal year 1998, CERBCO adopted the 1997 Directors' Stock Option Plan. Under the terms of this plan, up to 125,000 shares of Common Stock have been reserved for the Company's Directors. All grants of options are made at the market price on the date of the grant. CERBCO granted options on 20,000 shares (options on 5,000 shares to each of four directors) of CERBCO's Common Stock on December 19, 1997, at the option price of $9.40625 per share, exercisable within five years of the date of the grant. The following is a summary of transactions for the 1997 Directors' Stock Option Plan:

                                                         Shares Under Option
                                                                1998

         Outstanding, beginning of year                           0
         Granted during the year                             20,000
         Exercised during the year                                0
         Expired/canceled during the year                         0
                                                             ------
         Outstanding, end of year                            20,000
                                                             ======

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") during the year ended June 30, 1997. As allowed under provisions of SFAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123, the Company is required to make pro forma disclosures of net earnings (loss) and net earnings
(loss) per share as if the fair value-based method of accounting had been applied.

         Summary information for stock options granted during the years ended June 30, 1998 and 1996 is as follows:

                                                                Years ended June 30
                                                                -------------------
                                                          1998                      1996
                                                          ----                      ----

         Date of grant                                12/19/97                  12/15/95
         Option shares granted                          20,000                     3,000
         Per share exercise price                        $9.41                     $6.38
         Fair value per option share                     $4.65                     $4.63

         The fair value of options  granted during the years ended June 30, 1998
and  1996  was   estimated  on  the  date  of  the  grants  using  the  binomial option-pricing model using the following assumptions:

                                                    Years ended June 30
                                                1998                  1996

         Risk-free interest rate                4.69%                 5.30%
         Expected option term                  5 years               3 years
         Expected stock price volatility          55%                  207%
         Expected dividend yield                   1%                   13%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS 123, the Company's pro forma net earnings and pro forma basic and diluted net earnings per share for the years ended June 30, 1998 and 1996 would be as follows:

                                                                       Years ended June 30
                                                                     1998            1996

         Earnings from Continuing Operations                       $297,384     $  238,046
         Earnings from Discontinued Operations                            0      1,808,072
                                                                   --------     ----------
         Net Earnings                                              $297,384     $2,046,118
                                                                   ========     ==========

         Earnings per Share from Continuing Operations                $0.20          $0.16
         Earnings per Share from Discontinued Operations               0.00           1.23
                                                                     ------         ------
         Net Earnings per Share                                       $0.20          $1.39
                                                                      =====          =====

16.      Unaudited Quarterly Financial Data

         The following table provides summarized quarterly results of operations for fiscal years 1998 and 1997 (in thousands, except per share information):

                                                                            Three Months Ended
1998                                              September 30      December 31        March 31       June 30
----                                              ------------      -----------        --------       -------

Sales                                                $9,148            $5,488           $4,147         $5,108
Gross profit (loss)                                   2,778               114            (364)            172
Earnings (loss) from continuing operations              393                36            (109)             39
Net earnings (loss)                                     393                36            (109)             39
Net earnings (loss) per share                          0.27              0.02           (0.07)           0.02

1997                                              September 30      December 31        March 31       June 30
----                                              ------------      -----------        --------       -------

Sales                                                $5,321            $6,638          $6,272          $8,311
Gross profit                                            610             1,714             458           1,337
Earnings (loss) from continuing operations             (231)              (90)           (540)            662
Net earnings                                            269               480              93           9,327
Net earnings (loss) per share:
  Continuing operations                               (0.16)            (0.06)          (0.37)           0.46
  Net earnings                                         0.18              0.33            0.06            6.34



                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)      Identification of CERBCO Directors

Name                     Age    Director Since   Other Positions with Registrant

Robert W. Erikson        53     December 1974 1/     President
George Wm. Erikson       56     November 1975 1/     Chairman & General Counsel
Webb C. Hayes, IV        50     April 1991           None
Paul C. Kincheloe, Jr.   57     April 1991           None

1/ Date of initial election as a director of the Company's then publicly-traded predecessor company, CERBERONICS. Elected as a CERBCO director in February 1988, under a Plan of Reorganization and Merger whereby CERBERONICS became a wholly-owned subsidiary of CERBCO.

         Directors of CERBCO are elected at the Annual Meeting of Stockholders except that vacancies and newly created directorships may be filled by the directors then in office. Each director holds office until his successor is elected and qualified or until his earlier resignation or removal.

(b) Identification of CERBCO Executive Officers and (Executive Officers of Each Subsidiary)

Name                  Age   Position(s)                                 Held Since

Robert W. Erikson     53    President                                   February 1988
George Wm. Erikson    56    Chairman & General Counsel                  February 1988
Robert F. Hartman     51    Vice President, Secretary & Treasurer       February 1988 1/

1/ Elected as Secretary in June 1991 and as Treasurer in December 1997.

         Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

(c)      Identification of Certain Significant Employees

         Not applicable.

(d)      Family Relationships

         Mr. Robert Erikson, Director and President, and Mr. George Erikson, Director, Chairman and General Counsel are brothers.

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

                  Mr. Hartman joined CERBERONICS in August 1979 as Controller and Manager of the Accounting Department. In November 1981, he was elected Assistant Vice President and in April 1984, he was elected Vice President & Treasurer, in which positions he served until his departure from CERBERONICS in September 1985. From October 1985 to February 1988, Mr. Hartman was Controller of Dynamac International, Inc. He returned to CERBERONICS and his former positions in February 1988 and, in addition, was elected Vice President and Controller of CERBCO. In June 1991, he joined Insituform East as Vice President of Administration and Secretary. He was also elected Secretary of CERBCO in June 1991 and Treasurer and Chief Financial Officer in December 1997. From 1976 to 1977, Mr. Hartman was an accountant for Coopers & Lybrand, and from 1977 to 1979, he was a partner in the accounting firm of Hartman and Hartman. Mr. Hartman is a Certified Public Accountant and holds a B.S. degree from the United States Naval Academy, a B.A. degree from the University of South Florida and an M.B.A. degree from The George Washington University.

                  Mr. Hayes is a Director and Vice Chairman of United Bank. He was a Director and Executive Vice President of George Mason Bankshares, Inc. and Chairman, President and CEO of The George Mason Bank, N.A., from May 1996 to June 1997. Previously, he was Chairman of the Board of Palmer National Bancorp, Inc. and The Palmer National Bank from March 1985 to May 1996, and President and Chief Executive Officer from March 1983 to May 1996. Mr. Hayes serves as a Director of Insituform East and was a Director of Capitol Office Solutions until June 30, 1997. He is also a Director of Citizens Corporation in Eastman,
Georgia, and is a member of the Board of Visitors of the University of North Carolina. In January 1995, he completed a three year term as a Director of the Federal Reserve Bank of Richmond. Mr. Hayes holds a B.A. degree from the University of North Carolina and an executive management degree from Columbia University School of Business.

                  Mr. Kincheloe has been a practicing attorney and businessman in Fairfax County, Virginia, since 1967. Mr. Kincheloe serves as a Director of Insituform East and was a Director of Capitol Office Solutions until June 30, 1997. He also currently serves on the Board, as Finance Chairman, of Flint Hill School in Oakton, Virginia, and on the Board of Trustees for Randolph-Macon College. He previously served on the Board of Herndon Federal Savings & Loan and then First Federal Savings & Loan of Alexandria. Mr. Kincheloe holds a B.A. degree from Randolph-Macon College and a J.D. degree from T.C. Williams School of Law, University of Richmond.

         (2) Directorships. See Part III, Item 10 (e)(1), paragraphs 1, 2, 4 and 5, as to Messrs. Robert Erikson and George Erikson, Hayes and Kincheloe, respectively.

(f)      Involvement in Certain Legal Proceedings

         Not applicable.

Item 11.  Executive Compensation

         As of July 1, 1997, CERBCO is a parent holding company with a controlling interest, through its wholly owned subsidiary, CERBERONICS, in Insituform East ("IEI"). Prior to June 30, 1997, CERBCO also had a controlling interest in Capitol Office Solutions, Inc. ("COS"). CERBCO officers also participate, or participated in the case of COS prior to June 30, 1997, in the management of one or more of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and its subsidiaries for the fiscal years ended June 30, 1998, 1997 and 1996:

                                            SUMMARY COMPENSATION TABLE

                                                                                            Long-Term Compensation
                                                                                     --------------------------------
                                               Annual Compensation                             Awards         Payouts
                                 ----------------------------------------------      ----------------------   -------
   Name                                                     Other        Total       Restricted
    and                                                    Annual       Annual         Stock       Options/     LTIP     All Other
 Principal                       Salary      Bonus     Compensation Compensation      Awards        SARs      Payouts   Compensation
 Position    Year                    ($)         ($)       ($) 2/         ($)           ($)          (#)         ($)      ($) 3/
------------------------------------------------------------------------------------------------------------------------------------

Robert W.     1998   CERBCO       $11,480          $0         $0        $11,480            $0       5,000         $0         $0
Erikson
Director &           IEI          215,030           0          0        215,030             0      15,000          0      2,345
President 1/         CERBERONICS   90,339           0          0         90,339             0           0          0          0
                                 --------          --         --       --------            --      ------         --     ------
                                 $316,849          $0         $0       $316,849            $0      20,000         $0     $2,345
                                 ========          ==         ==       ========            ==      ======         ==     ======

              1997   CERBCO       $11,053         $ 0         $0        $11,053            $0           0         $0         $0
                     IEI          208,649           0          0        208,649             0      15,000          0     11,247
                     COS           65,924      23,095          0         89,019             0           0          0          0
                                  -------     -------         --        -------            --      ------          --   -------
                                 $285,626     $23,095         $0       $308,721            $0      15,000         $0    $11,247
                                 ========    ========         ==       ========            ==      ======         ==    =======

             1996    CERBCO       $10,677          $0         $0        $10,677            $0           0         $0         $0
                     IEI          201,555      22,393          0        223,948             0      15,000          0      9,014
                     COS           62,784      22,812          0         85,596             0           0          0          0
                                 --------     -------         --       --------            --      ------         --     ------
                                 $275,016     $45,205         $0       $320,221            $0      15,000         $0     $9,014
                                 ========     =======         ==       ========            ==      ======         ==     ======

George Wm.   1998    CERBCO       $11,480          $0         $0        $11,480            $0       5,000         $0         $0
Erikson
Director,            IEI          215,030           0          0        215,030             0      15,000          0      4,745
Chairman
 & General           CERBERONICS   90,339           0          0         90,339             0           0          0          0
Counsel 1/                       --------     -------         --       --------            --       ------        --     ------
                                 $316,849          $0         $0       $316,849            $0       20,000        $0     $4,745
                                 ========     =======         ==       ========            ==       ======        ==     ======

             1997    CERBCO       $11,053         $ 0         $0        $11,053            $0           0         $0         $0
                     IEI          208,649           0          0        208,649             0      15,000          0     11,613
                     COS           65,924      23,095          0         89,019             0           0          0          0
                                 --------     -------         --       --------            --       ------        --     ------
                                 $285,626     $23,095         $0       $308,721            $0      15,000         $0    $11,613
                                 ========     =======         ==       ========            ==      ======         ==     ======

             1996    CERBCO      $ 10,677          $0         $0        $10,677            $0           0         $0         $0
                     IEI          201,555      22,393          0        223,948             0      15,000          0     11,264
                     COS           62,784      22,812          0         85,596             0           0          0          0
                                 --------     -------         --       --------            --       ------        --     ------
                                 $275,016     $45,205        $ 0       $320,221            $0      15,000         $0    $11,264
                                 ========     =======         ==       ========            ==      ======         ==     ======

Robert F.    1998    CERBCO        $9,207          $0         $0         $9,207            $0           0         $0         $0
Hartman
Vice                 IEI           91,524       2,000          0         93,524             0           0          0      2,874
President,
 Secretary &         CERBERONICS    2,273           0          0          2,273             0           0          0          0
  Treasurer                      --------     -------         --       --------            --       ------        --     ------
                                 $103,004      $2,000         $0       $105,004            $0           0         $0     $2,874
                                 ========     =======         ==       ========            ==      ======         ==     ======

             1997    CERBCO       $11,053          $0          0        $11,053            $0           0         $0         $0
                     IEI           88,808           0          0         88,808             0           0          0      8,010
                                 --------     -------         --       --------            --       ------        --     ------
                                  $99,861         $ 0         $0        $99,861            $0           0         $0     $8,010
                                 ========     =======         ==       ========            ==      ======         ==     ======

             1996    CERBCO       $10,677          $0         $0        $10,677            $0           0         $0         $0
                     IEI           85,891       9,542          0         95,433             0           0          0      6,666
                                 --------     -------         --       --------            --       ------        --     ------
                                  $96,568      $9,542         $0       $106,110            $0           0         $0     $6,666
                                 ========     =======         ==       ========            ==      ======         ==     ======


1/   The Company's Corporate Executive Committee, consisting of the Chairman and the  President,  exercises  the  duties and  responsibilities  of the Chief
     Executive Officer of the Company.
2/   None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his
     total salary and bonus.
3/   Insituform East contributions to the IEI Advantage Plan.


COMPENSATION PURSUANT TO PLANS

CERBCO, Inc. Plans

CERBCO Supplemental Executive Retirement Plan

         During fiscal year 1994, CERBCO entered into Supplemental Executive Retirement Agreements with Messrs. Robert Erikson, George Erikson and Robert Hartman pursuant to a Supplemental Executive Retirement Plan (the "CERBCO
SERP"). The agreements provide for monthly retirement benefits of 50% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries as defined in and limited by the executives' agreement, for Messrs. Robert Erikson and George Erikson. In the case of Mr. Robert Hartman, the agreement provides for 25% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries as defined in and limited by the executive's agreement. Each covered executive's benefit under the plan is payable in equal monthly amounts for the remainder of the covered executive's life beginning as of any date on or after his 62nd birthday (at the covered executive's election) but not before his termination of service. Payments under the CERBCO Supplemental Retirement Plan are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

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

         The CERBCO SERP is technically unfunded, except as described below. CERBCO will pay all benefits from its general revenues and assets. To facilitate the payment of benefits and provide the executives with a measure of benefit security without subjecting the CERBCO SERP to various rules under the Employee Retirement Income Security Act of 1974, CERBCO has established an irrevocable trust called the CERBCO, Inc. Supplemental Executive Retirement Trust. This trust is subject to the claims of CERBCO's creditors in the event of bankruptcy or insolvency. The trust has purchased life insurance on the lives of the executive officers covered by the Supplemental Executive Retirement Agreements to provide for CERBCO's financial obligations under the plan. Assets in the trust consist of the cash surrender values of the executive life insurance policies and are carried on CERBCO's balance sheet as assets. The trust will not terminate until participants and beneficiaries are no longer entitled to benefits under the plan. Upon termination, all assets remaining in the trust will be returned to CERBCO.

         The following tables set forth the annual retirement benefits that would be received under the CERBCO SERP at various compensation levels after the specified years of service:


Pension Plan Table Where Formula Provides 50% of Compensation 1/

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

1/ Assumes at the time the Plan was  established  (i) the  individual is age 50,
(ii) maximum covered compensation is $250,000 and is increased 2% (compounded annually) each year of service after 1992, and (iii) retirement is effective at the beginning of the year.

Pension Plan Table Where Formula Provides 25% of Compensation 2/

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

2/ Assumes at the time the Plan was  established  (i) the  individual is age 45,
(ii) maximum covered compensation is $90,000 and is increased 2% (compounded annually) each year of service after 1992, and (iii) retirement is effective at the beginning of the year.

         Each executive's covered compensation under the CERBCO SERP is equal to his final base salary. The maximum covered compensation for Messrs. Robert Erikson and George Erikson is limited to $250,000 annually ($20,834 per month), increased 2% annually beginning in 1993. The maximum covered compensation for Mr. Robert Hartman is limited to $90,000 annually ($7,500 per month), increased 2% annually beginning in 1993.

         The following table sets forth information concerning vested annual benefits as of June 30, 1998 for the executives listed in the Summary
Compensation Table covered by the CERBCO SERP:

                              Years of Credited        Current Annual            Vested                Vested
Name                         Service Under Plan     Covered Compensation       Percentage          Annual Benefit

Robert W. Erikson                     6                   $   276,020             33.33%           $    48,003
George Wm. Erikson                    6                   $   276,020             40.00%           $    55,204
Robert F. Hartman                     6                   $    99,367             30.00%           $     7,453


CERBCO 1997 Directors' Stock Option Plan

     CERBCO adopted, with stockholder approval at the 1997 Annual Meeting of Stockholders, the CERBCO, Inc. 1997 Board of Directors' Stock Option Plan (the "CERBCO 1997 Directors' Plan"). The purpose of this plan is to promote the growth and general prosperity of CERBCO by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of CERBCO's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. A maximum of 125,000 shares of Common Stock may be made subject to options under the CERBCO 1997 Directors' Plan. Options shall be granted to all directors of CERBCO pursuant to the terms of the plan. Each option granted under the CERBCO Directors' Plan entitles each director to whom such option is granted the right to purchase shares of CERBCO's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant.

     The CERBCO Board of Directors administers the CERBCO 1997 Directors' Plan and has exclusive authority to interpret, construe and implement the provisions of the plan, except as may be delegated in whole or in part by the Board to a committee of the Board which may consist of three or more members of the Board. No such delegation of authority has been made. Each determination, interpretation or other action that may be taken pursuant to the CERBCO 1997 Directors' Plan by the Board is final and binding and conclusive for all purposes and upon all persons. The Board from time to time may amend the plan as it deems necessary to carry out the purposes thereof.

     The terms of the CERBCO 1997 Directors' Plan contemplated that each director of the Company be granted an option to purchase 5,000 shares of the Company's Common Stock each year for five years, for a total of 25,000 shares of Common Stock per director, beginning in fiscal year 1997. On December 19, 1997, options on a total of 20,000 shares of Common Stock were granted to directors of the Company (options on 5,000 shares to each of four directors) at a per share price of $9.40625. No options available under the plan were exercised by directors of the Company during fiscal year 1998.

Insituform East, Incorporated Plans

Insituform East Employee Advantage Plan

         As executive officers of Insituform East, Messrs. Robert Erikson, George Erikson and Robert Hartman participate in the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"). The IEI Advantage Plan is a noncontributory profit sharing (retirement) plan in which all employees not covered by a collective bargaining agreement and employed with Insituform East for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Insituform East Board of Directors which determines, at its discretion, the amount of Insituform East's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of Insituform East, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of Insituform East's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation above FICA limits. Amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% of the contribution paid vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 1998.

     The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. As mandated by the plan, Insituform East contributed an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. During the fiscal year ended June 30, 1998, Insituform East made the following contributions for the Company's officers:


Names and Capacities in Which                         Contributions for          Vested Percent
Cash Contributions Were Made                          Fiscal Year 1998  1/        as of 6/30/98

George Wm. Erikson, Chairman                               $ 4,745                    100%
Robert W. Erikson, President                               $ 2,345                    100%
Robert F. Hartman, Vice
  President - Administration & Secretary                   $ 2,875                    100%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)                 $19,912                    N/A

1/ Total contributions to employees of $101,791 include Insituform East's matching contribution of $48,575 and reallocated amounts totaling $53,216 forfeited by former participants who terminated employment with Insituform
     East during fiscal year 1998.

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

         Each grant of options under the IEI 1994 Directors' Plan will entitle each Insituform East director to whom such options are granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Options are granted under the IEI Directors' Plan each year for five years to each member of the Board of Directors of Insituform East serving as such on the date of grant; that is, for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of Insituform East). Under the terms of this plan, up to 525,000 shares of Insituform East's Common Stock have been reserved for directors of Insituform East.

         On December 12, 1997, options on a total of 105,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of seven directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $2.46875. No options available under this plan were exercised by directors of Insituform East during fiscal year 1998.

Insituform East 1989 Board of Directors' Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1989 Annual Meeting of Stockholders, the Insituform East, Incorporated 1989 Board of
Directors Stock Option Plan (the "IEI 1989 Directors' Plan"). The purpose of this plan was the same as the IEI 1994 Directors' Plan. The plan is administered by the Insituform East Board of Directors. Options were first granted to directors on December 1, 1989 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1990, 1991, 1992 and 1993. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. The plan will automatically terminate in 1999, unless terminated sooner by the Board of Directors. No options available under the plan were exercised by directors of Insituform East during fiscal year 1998. Under the terms of this plan, up to 60,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East.

OPTION/SAR GRANTS TABLE

     No option or Stock Appreciation Right grants were made to any of the named executive officers during fiscal year 1998 under the IEI 1989 Directors' Plan. The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 1998 under the CERBCO 1997 Directors' Plan or the IEI 1994 Directors' Plan:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                         Potential Realized Value
                                                                                          at Assumed Annual Rates
                                                                                        of Stock Price Appreciation
                                        Individual Grants                                       for Option Term
                         ---------------------------------------------                  ---------------------------
                                           % of Total
                                            Options/
                           Option/        SARs Granted       Exercise
                            SARs          to Employees        or Base       Expiration
Name                     Granted(#)      in Fiscal Year      ($/Share)         Date          5% ($)      10%($)
----                     ----------      --------------      ---------         ----          ------      ------

Robert W. Erikson
  CERBCO 1997
     Directors' Plan        5,000              25%            $9.40625        12/19/02      $12,994      $28,713
  IEI 1994 Directors' Plan 15,000              14%            $2.46875        12/12/02      $10,231      $22,608

George Wm. Erikson
CERBCO 1997
     Directors' Plan        5,000              25%            $9.40625        12/19/02      $12,994      $28,713
  IEI 1994 Directors' Plan 15,000              14%            $2.46875        12/12/02      $10,231      $22,608

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

         No option or Stock Appreciation Right grants made under the CERBCO 1997 Directors' Plan, or the IEI 1989 or 1994 Directors' Plans, to any of the named executive officers were exercised during fiscal year 1998. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 1998:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                             Value of
                                                           Number of Unexercised       Unexercised in the Money
                              Shares                     Options/SARs at FY-End(#)     Options/SARs at FY-End($)
                            Acquired on      Value
Name                        Exercise(#)  Realized ($)  Exercisable   Unexercisable   Exercisable    Unexercisable
----                        -----------  ------------  -----------   -------------   -----------    -------------

Robert W. Erikson
  CERBCO 1997
    Directors' Plan                0             $0      5,000            0                  $0           $0
  IEI 1994 Directors' Plan         0             $0     60,000            0                  $0           $0
  IEI 1989 Directors' Plan         0             $0     15,000            0                  $0           $0

George Wm. Erikson
  CERBCO 1997
    Directors' Plan                0             $0      5,000            0                  $0           $0
  IEI 1994 Directors' Plan         0             $0     60,000            0                  $0           $0
  IEI 1989 Directors' Plan         0             $0     15,000            0                  $0           $0


REPRICING OF OPTIONS/SARs

         Neither the Company nor Insituform East have adjusted or amended the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 1998.

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

COMPENSATION OF DIRECTORS

         Non-officer directors of the Company are paid an annual fee of $5,000 and an attendance fee of $1,000 for each meeting of the Board of Directors, and each committee meeting, attended in person. Meetings attended by telephone are compensated at the rate of $200. Directors who are also officers of the Company do not receive separate fees for service as directors, but are eligible with all other directors to participate in the CERBCO 1997 Directors' Stock Option Plan, as described under the section entitled, "Compensation Pursuant to Plans - CERBCO, Inc. Plans." All directors of the Company are reimbursed for Company travel-related expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors does not have a compensation committee; the Board of Directors as a whole serves in that equivalent capacity. Messrs. George Erikson and Robert Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and President, respectively, participated during fiscal year 1998 in deliberations of the Board of Directors concerning executive officer compensation.

         Messrs. George Erikson and Robert Erikson are both members of the Board of Directors and executive officers of Insituform East. In their capacities as directors of this subsidiary company, they participated during fiscal year 1998 in deliberations of its Board of Directors concerning executive officer compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following table reflects, as of September 15, 1998, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:


Name & Address of                                                      Amount and Nature of
Beneficial Owner                            Title of Class             Beneficial Ownership       Percent of Class

Robert W. Erikson                           Common Stock                    60,700  1/                   5.1%
3421 Pennsy Drive                           Class B Common Stock           131,750  1/                  44.5%
Landover, MD

George Wm. Erikson                          Common Stock                    59,602  2/                   5.0%
3421 Pennsy Drive                           Class B Common Stock           115,814  2/                  39.1%
Landover, MD

Schaenen Fox Capital Management, LLC        Common Stock                   167,600  3/                  14.1%
200 Park Avenue, Suite 3900
New York, NY

1/ Record and beneficial ownership, sole voting and sole investment power.
2/ Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
3/ Beneficial ownership, sole voting and sole investment power as publicly disclosed in current Schedule 13G Beneficial Ownership Report, reporting securities acquired by such financial institution in the ordinary course of its business.

 (b)     Security Ownership of Management

         The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of September 15, 1998, and with respect to all directors and officers of CERBCO as a group:

                                                       Amount & Nature of Beneficial Ownership
Name of Beneficial Owner     Title of Class            Owned Outright      Exercisable Options    Percent of Class
------------------------     --------------            --------------      -------------------    ----------------

Robert W. Erikson            Common Stock                 60,700  1/            5,000                      5.4%
                             Class B Common Stock        131,750  1/                0                     44.5%

George Wm. Erikson           Common Stock                 59,602  2/            5,000                      5.4%
                             Class B Common Stock        115,814  2/                0                     39.1%

Webb C. Hayes, IV            Common Stock                  4,500                5,000                      0.8%

Paul C. Kincheloe, Jr.       Common Stock                  7,500                5,000                      1.0%

All Directors and Officers
  as a Group (5 persons      Common Stock                132,302               20,000                     12.6%
  including those named      Class B Common Stock        247,564                    0                     83.6%
  above) 3/

1/ Record and beneficial ownership, sole voting and sole investment power.
2/ Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
3/ Mr. George Erikson also is the beneficial  owner of 16,500 shares of Common
Stock (less than 1% of such class) of Insituform East, Incorporated, a subsidiary of the Company. In addition, Messrs. George Erikson and Robert
Erikson each are the beneficial owners of exercisable options on 75,000 shares of the Common Stock (approximately 1.7% of such class) of Insituform East, Incorporated, pursuant to the Insituform East 1989 and 1994
Board of Directors' Stock Option Plans.


(c)      Changes in Control

         There were no changes in control of the Company during the year ended June 30, 1998.

Item 13.  Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         See Item 13.(c) below.

(b)      Certain Business Relationships

         Not applicable.

(c)      Indebtedness of Management

         Pursuant to authorizations by the Board of Directors, the Company has made certain advancements to Mr. George Erikson, Director, Chairman & General Counsel, and certain advancements to Mr. Robert Erikson, Director & President (together, "the Eriksons") for their respective legal fees and expenses which each has incurred, and may incur in the future, for personal legal representation in connection with the stockholder lawsuit filed in August 1990 challenging a proposed but unconsummated transaction between each of the Eriksons and Insituform Technologies, Inc. (see Part II, Item 8, "Notes to Consolidated financial Statements - Note 10. Contingencies").

         As of September 15, 1998, pursuant to such Board authorizations, the Company has advanced and expensed in total $600,482 to Mr. George Erikson and has advanced and expensed in total $600,482 to Mr. Robert Erikson.

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

(d)      Transactions with Promoters

         Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Financial Statements

The following consolidated financial statements of CERBCO, Inc. and subsidiaries are included in PART II, Item 8:
                                                                          Pages

Independent Auditors' Report                                              16

Consolidated Statements of Earnings for the Years Ended June 30,
1998, 1997 and1996                                                        17

Consolidated Balance Sheets as of June 30, 1998 and 1997                  18-19

Consolidated Statements of Stockholders' Equity for the Years Ended
June 30, 1998, 1997 and 1996                                              20

Consolidated Statements of Cash Flows for the Years Ended June 30,
1998, 1997 and 1996                                                       21

Notes to Consolidated Financial Statements                                22-31

         (2)      Financial Statement Schedules

         Schedules have been omitted for the reason that they are not required, or are not applicable, or that the required information is given in the financial statements and notes thereto.

         (3)      Exhibits

27.      Financial Data Schedule

                                                                          Pages
99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1998; Balance Sheet
Information and Consolidating Elimination Entries
as of June 30, 1998, and Related Independent Auditors' Report             46-49

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on September 25, 1998.


                              /s/ ROBERT W. ERIKSON
                                  Robert W. Erikson
                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title                   Capacity                           Date



/s/  ROBERT W. ERIKSON
Robert W. Erikson                   Director,                     Sept. 25, 1998
President                           Principal Executive Officer



/s/  GEORGE Wm. ERIKSON
George Wm. Erikson                  Director,                     Sept. 25, 1998
Chairman & General Counsel          Principal Executive Officer



/s/  ROBERT F. HARTMAN
Robert F. Hartman                   Principal Financial Officer,
Vice President, Secretary           Principal Accounting Officer  Sept. 25, 1998
  & Treasurer



/s/  WEBB C. HAYES, IV
Webb C. Hayes, IV                   Director                      Sept. 25, 1998



/s/  PAUL C. KINCHELOE, JR.
Paul C. Kincheloe, Jr.              Director                      Sept. 25, 1998

                       Exhibits to CERBCO, Inc. Form 10-K






Exhibit 27.    CERBCO, Inc. Financial Data Schedule

Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Year Ended June 30, 1998; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 1998, and Related Independent Auditors' Report.