Form 10-Q
period 1998-09-30
CERBCO INC
filed 1998-11-13
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended:                               September 30, 1998
                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from --------------------to---------------------------


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

                 Yes          X            No



As of November 2, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:
                  Common Stock                       1,186,976
                  Class B Common Stock                 295,980
                                                     ---------
                    Total                            1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements...................................................3

        Condensed Consolidated Statements of Earnings for the Three Months
        Ended September 30, 1998 and September 30, 1997 (unaudited)............3

        Condensed Consolidated Balance Sheets as of September 30, 1998
        and June 30, 1998 (unaudited)..........................................4

        Condensed Consolidated Statements of Cash Flows for the Three Months
        Ended September 30, 1998 and September 30, 1997 (unaudited)............6

        Notes to Condensed Consolidated Financial Statements (unaudited).......7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk............12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................13

Item 2. Changes in Securities and Use of Proceeds.............................13

Item 3. Defaults upon Senior Securities.......................................13

Item 4. Submission of Matters to a Vote of Security Holders...................13

Item 5. Other Information.....................................................13

Item 6. Exhibits and Reports on Form 8-K......................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                              For the three months ended Sept. 30
                                                                                   1998                  1997

Sales                                                                           $6,047,942           $9,148,285
                                                                              ----------------      ---------------

Costs and Expenses:
  Cost of sales                                                                  5,050,451            6,370,077
  Selling, general and administrative expenses                                   1,206,539            1,539,128
                                                                              ----------------
                                                                                                    ---------------
    Total Costs and Expenses                                                     6,256,990            7,909,205
                                                                              ----------------      ---------------

Operating Profit (Loss)                                                           (209,048)           1,239,080
Investment Income                                                                  250,862              245,653
Interest Expense                                                                   (12,705)             (32,466)
Other Income - net                                                                  33,638              117,904
                                                                              ----------------      ---------------
Earnings Before Non-Owned Interests and Incomes Taxes                               62,747            1,570,171
Non-Owned Interest in Pretax Loss of Midsouth Partners                             (61,623)            (157,146)
                                                                              ----------------      ---------------
Earnings Before Non-Owned Interests in Insituform East, Inc.
  and Income Taxes                                                                 124,370            1,727,317
Provision for Income Taxes                                                          54,000              655,000
                                                                              ----------------      ---------------
Earnings Before Non-Owned Interests in Insituform East, Inc.                        70,370            1,072,317
Non-Owned Interests in Earnings of Insituform East, Inc.                            35,633              679,309
                                                                              ----------------      ---------------
                                                                NET EARNINGS  $     34,737          $   393,008
                                                                              ================      ===============

Net Earnings per Share of Common Stock:
  Basic Earnings per Share                                                    $       0.02          $      0.27
                                                                              ================      ===============
  Diluted Earnings per Share                                                  $       0.02          $      0.27
                                                                              ================      ===============
See notes to condensed consolidated financial statements.

                                                   CERBCO, Inc.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                                   As of
                                                                                   -------------------------------------
                                                                                   Sept. 30, 1998         June 30, 1998
                                                                                   ----------------      ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                         $ 19,632,410          $ 20,405,039
  Accounts receivable                                                                  6,182,492             5,185,047
  Inventories                                                                          1,372,576             1,381,861
  Prepaid and refundable taxes                                                           970,928               948,486
  Prepaid expenses and other                                                             354,993               420,931
                                                                                   ----------------      ---------------
    Total Current Assets                                                              28,513,399            28,341,364
                                                                                   ----------------      ---------------

Property, Plant and Equipment - at cost less accumulated depreciation of
  $14,697,279 at September 30, 1998 and $14,245,135 at June 30, 1998                  11,108,247            11,196,448
                                                                                   ----------------      ---------------

Other Assets:
  Excess of acquisition  cost over value of net assets acquired less accumulated amortization of $1,187,679 at September 30, 1998 and $1,165,712 at
    June 30, 1998                                                                      2,298,673             2,320,640
  Cash surrender value of SERP life insurance                                          1,310,554             1,230,255
  Deposits and other                                                                     102,489               122,479
                                                                                   ----------------
                                                                                                         ---------------
    Total Other Assets                                                                 3,711,716             3,673,374
                                                                                   ----------------      ---------------
      Total Assets                                                                  $ 43,333,362          $ 43,211,186
                                                                                   ================      ===============
See notes to condensed consolidated financial statements.

                                                   CERBCO, Inc.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                               As of
                                                                               --------------------------------------
                                                                                Sept. 30, 1998       June 30, 1998
                                                                               -----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Partner's loans to Midsouth Partners                                         $     250,000        $     250,000
  Accounts payable and accrued liabilities                                         2,588,796            2,701,678
  Income taxes payable                                                             1,410,825            1,350,825
  Current portion of capital lease obligations                                        36,390               34,621
                                                                                                    -----------------
                                                                               -----------------
    Total Current Liabilities                                                      4,286,011            4,337,124
                                                                               -----------------    -----------------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)                        95,052              104,829
  Deferred income taxes                                                            1,019,000              915,000
  Accrued SERP liability                                                             676,291              605,973
                                                                                                    -----------------
                                                                               -----------------
    Total Long-term Liabilities                                                    1,790,343            1,625,802
                                                                                                    -----------------
                                                                               -----------------
      Total Liabilities                                                            6,076,354            5,962,926
                                                                               -----------------    -----------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                  12,042,273           12,068,262
                                                                               -----------------    -----------------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,186,976 shares                                        118,697              118,697
Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding: 295,980 shares                                            29,598               29,598
Additional paid-in capital                                                         7,527,278            7,527,278
  Retained earnings                                                               17,539,162           17,504,425
                                                                               -----------------    -----------------
    Total Stockholders' Equity                                                    25,214,735           25,179,998
                                                                               -----------------    -----------------
      Total Liabilities and Stockholders' Equity                                $ 43,333,362         $ 43,211,186
                                                                               =================    =================
See notes to condensed consolidated fiancial statements.

                                                   CERBCO, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                        For the three months ended Sept. 30
                                                                        ---------------- ---- ----------------
                                                                             1998                  1997
                                                                        ----------------      ----------------

Cash Flows from Operating Activities:
  Net earnings                                                          $      34,737         $     393,008
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                             510,204               531,807
    Amounts attributable to non-owned interests                               (25,990)              522,163
    Deferred income taxes                                                     104,000               (35,000)
    Decrease in other assets                                                   17,990                18,348
    Increase in accrued SERP liability                                         70,318                38,764
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                        (997,445)           (3,446,611)
      Decrease (increase) in inventories                                        9,285              (240,231)
      Decrease in prepaid expenses and other current assets                    43,496                72,403
      Increase in accounts payable and accrued expenses                        35,414             1,256,771
      Increase (decrease) in income taxes payable                              60,000            (4,471,387)
                                                                        ----------------      ----------------
  Net Cash Used in Operating Activities                                      (137,991)           (5,359,965)
                                                                        ----------------      ----------------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                  (398,035)             (480,960)
  Increase in cash surrender value of SERP life insurance                     (80,299)              (77,243)
                                                                        ----------------      ----------------
  Net Cash Used in Investing Activities                                      (478,334)             (558,203)
                                                                        ----------------      ----------------

Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit                                           0             1,800,000
  Principal payments on revolving lines of credit and
    capital lease obligations                                                  (8,008)           (1,206,616)
  Dividends paid                                                             (148,296)           (2,474,276)
  Proceeds from exercise of stock options                                           0                30,750
                                                                        ----------------      ----------------
  Net Cash Used in Financing Activities                                      (156,304)           (1,850,142)
                                                                        ----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                         (772,629)           (7,768,310)
Cash and Cash Equivalents at Beginning of Period                           20,405,039            27,081,412
                                                                        ----------------      ----------------
Cash and Cash Equivalents at End of Period                               $ 19,632,410          $ 19,313,102
                                                                        ================      ================

Supplemental disclosure of cash flow information:
  Interest paid                                                         $      12,705          $     32,466
                                                                        ================      ================
  Income taxes paid (refunded)                                          $     (87,598)         $  4,953,522
                                                                        ================      ================
See notes to condensed conslidated financial statements.

                                  CERBCO, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The Condensed Consolidated Balance Sheet as of September 30, 1998, the Condensed Consolidated Statements of Earnings for the three months ended September 30, 1998 and 1997, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1998 (unaudited) has been derived from the Company's June 30, 1998 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

         The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany accounts and transactions have been eliminated.

         These statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-K for the fiscal year ended June 30, 1998. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.       Earnings Per Share

         Basic earnings per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months ended September 30, 1998 and 1997 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings per share computations:

                                         For the three months ended Sept. 30
                                          1998                       1997

                  Basic                 1,482,956                  1,482,369
                                        =========                  =========
                  Diluted               1,482,956                  1,482,369
                                        =========                  =========

3.       Accounts Receivable

         Accounts receivable consist of:
                                         Sept. 30, 1998         June 30, 1998

Due from customers                         $6,102,137            $5,134,644
Miscellaneous                                  80,355                50,403
                                           ----------            ----------
                                            6,182,492             5,185,047
Less: Allowance for doubtful accounts               0                     0
                                           ----------            ----------
                                           $6,182,492            $5,185,047
                                           ==========            ==========



4.       Equity in Insituform East

         At September 30, 1998, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended September 30, 1998. If all the options outstanding at September 30, 1998 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.4% and 54.4%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended September 30, 1998.

5.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                          Sept. 30, 1998         June 30, 1998

Accounts payable                             $1,118,788            $1,154,576
Accrued compensation and related expenses     1,470,008             1,398,806
Dividends payable                                     0               148,296
                                             ----------            ----------
                                             $2,588,796            $2,701,678
                                             ==========            ==========

6.       Contingencies

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

         As previously reported, on June 30, 1998, Inliner U.S.A. and CAT Contracting, Inc. filed an antitrust suit against ITI, Insituform Gulf South, Inc. and Insituform East in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees), Insituform Gulf South, Inc., and Insituform East of Sections 1 and 2 of the Sherman Act, Section 2 of the Clayton Act, as amended by the Robinson-Patman Act, Section 43(a) of the Lanham Act, business disparagement, tortious interference with contracts and prospective business relationships, and unfair competition. Plaintiffs are seeking from the defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million. Plaintiffs' allegations were consistent with the allegations contained in the third amended complaint of earlier litigation initiated October 23, 1996 and dismissed without prejudice on June 18, 1998.

         Insituform East believes it has strong defenses to, and is vigorously contesting, this suit. On August 17,1998, Insituform East filed its answer denying plaintiffs claims and a motion to dismiss this action. The court has not yet taken action with respect to this motion. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of Insituform East.

         Management believes ultimate resolution of these matters will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. The Company is also involved in other contingencies arising out of the ordinary course of business, none of which could, in the opinion of management, materially affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated net earnings of $34,737 ($.02 per share) on sales of $6.0 million for the first quarter of fiscal year 1999. For the first quarter of the previous fiscal year, the Company recognized consolidated net earnings of $393,008 ($.27 per share) on sales of $9.1 million.

         The Company attributed its modestly favorable first quarter results in fiscal year 1999 to the positive results of Insituform East, Inc. ("Insituform East") and the parent company's short-term investment earnings, in equal measure. Insituform East, the Company's majority-controlled subsidiary and only operating segment, recognized consolidated net earnings of $52,928 on sales of $6.0 million, contributing earnings of $17,295 to CERBCO. The parent company contributed earnings of $17,442. The Company's much more favorable first quarter sales and earnings in fiscal year 1998 were primarily a result of a significant contribution to both sales and earnings from the $4.7 million project performed by Insituform East at the Perry Nuclear Power Plant in Perry, Ohio.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected workable backlog of customer orders, the Company presently anticipates that a combination of additional normal margin sales and increased production levels by Insituform East will be required to sustain positive operating results through the remainder of fiscal year 1999. Income from the Company's non-operating activities presently is anticipated to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items, the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 33% participation in the forward results of Insituform East.

         The principal factor affecting the Company's future performance remains the volatility of Insituform East's earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of Insituform East's costs are semi-fixed in nature, its earnings can, at times, be severely reduced or eliminated during periods of depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in Insituform East's period sales typically leverage positive earnings significantly.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by Insituform East from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of Insituform East. Conversely, in "best value" and quality-based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments are often politically reluctant to modernize from simply "low bid" to "best value" evaluations when buying sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities also are expected over time to reevaluate simple low bid award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

Results of Operations

      First Quarter ended 9/30/98 Compared with First Quarter ended 9/30/97

         Consolidated sales decreased $3.1 million (-34%) from $9.1 million for the quarter ended September 30, 1997 to $6.0 million for the quarter ended September 30, 1998 as a result of increased production activities resulting from Insituform East's Perry Nuclear project in the first quarter of fiscal year 1998. Consolidated cost of sales decreased 22% in the first quarter of fiscal year 1999, a lesser percentage than the decrease in sales. As a result, gross profit as a percentage of sales decreased from 30% of sales for the first quarter of fiscal year 1998 to 16% of sales for the first quarter of fiscal year 1999. This decrease reflects primarily the absorption of semi-fixed costs over a lower sales volume and, to a lesser extent, to some sales at lower margins.

         Consolidated operating results decreased from an operating profit of $1.2 million in the quarter ended September 30, 1997 to an operating loss of -$0.2 million in the quarter ended September 30, 1998. The operating profit in the first quarter of fiscal year 1998 was due primarily to the significant contribution from Insituform East's nuclear power plant project. In the first quarter of fiscal year 1999, Insituform East recognized a slight operating loss due to its lower margins, despite a decrease in selling, general and administrative expenses of $0.3 million (-22%) resulting from decreased production activities. The parent company's unallocated general corporate expenses also decreased slightly.

Financial Condition

         During the quarter ended September 30, 1998, the Company used $0.1 million in cash in operating activities, due primarily to a $1.0 million increase in Accounts Receivable that more than offset net earnings plus depreciation and amortization expenses not requiring the outlay of cash. The increase in accounts receivable is due primarily to an increase in Insituform East's sales from the quarter ended June 30, 1998 to the quarter ended September 30, 1998.

         The Company used $0.5 million in cash investing activities during the quarter ended September 30, 1998, primarily for equipment purchases and other capital improvements. The Company also used $0.2 million in financing activities, primarily due to the payment of dividends by the parent company, CERBCO. Despite the $0.8 million net decrease in cash during the first quarter of fiscal year 1999, the Company's liquidity remained strong with working capital of over $24 million and a current ratio of 6.65 at September 30, 1998.

         The Company anticipates that Insituform East will continue to expand production capabilities in the current fiscal year which, along with improving operational performance, will require additional capital expenditures. Management believes that Insituform East has cash reserves, bank line of credit availability or borrowing potential against unencumbered assets sufficient to meet future cash flow requirements. In addition, the parent holding company has cash and temporary investments in excess of $18 million which, pending longer term investment, management believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

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

         With respect to the Company's non-information technology systems, the Company is still in the preliminary assessment stage. The Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential Year 2000 issues are identified, implementation plans are developed and executed. The Company has completed corrective action for its office telephone system and initiated corrective action for its headquarters facility security system, two systems that were identified as not being Year 2000 compliant.

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

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $200,000. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a formal contingency plan required development and implementation. The Company has incurred approximately $12,000 in implementation costs through September 30, 1998.

         There can be no assurances that the Company's Year 2000 Plan will be successful. The Company is dependent on vendors to identify and correct Year 2000 issues related to the Company's utilities and equipment using computerized components. In addition, if key vendors fail to provide the Company with materials critical to its operations, or with sufficient electrical power or other utilities, or if transportation of the Company's personnel and equipment is seriously impeded, then any such failure or impedance could have a material adverse effect on the operational performance and financial condition of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 6. Contingencies" for details concerning (a) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia, and (b) a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston Division.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule

         99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the three months ended September 30, 1998; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 1998.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1998

                     CERBCO, Inc.
                     (Registrant)



                     /s/ROBERT W. ERIKSON
                     Robert W. Erikson
                     President



                     /s/ROBERT F. HARTMAN
                     Robert F. Hartman
                     Vice President, Secretary & Treasurer
                     (Principal Financial Officer and Chief Accounting Officer)



                       Exhibits to CERBCO, Inc. Form 10-Q





Exhibit 27.       CERBCO, Inc. Financial Data Schedule

Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Three Months Ended September 30, 1998; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 1998.