Form 10-Q
period 1998-12-31
CERBCO INC
filed 1999-02-16
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended:                               December 31, 1998
                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ------------------- to --------------------------


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



As of February 5, 1999, the following number of shares of each of the issuer's classes of common stock were outstanding:
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

         Condensed Consolidated Statements of Operations for the
         Three Months and the Six Months Ended December 31, 1998 and
         December 31, 1997 (unaudited)........................................3

         Condensed Consolidated Balance Sheets as of December 31, 1998
         and June 30, 1998 (unaudited)........................................4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 1998 and December 31, 1997 (unaudited)............6

         Notes to Condensed Consolidated Financial Statements (unaudited).....7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13

Item 2.  Changes in Securities and Use of Proceeds...........................13

Item 3.  Defaults upon Senior Securities.....................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................13

Item 5.  Other Information...................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             For the three months ended Dec. 31    For the six months ended Dec. 31
                                             ----------------------------------    --------------------------------
                                                   1998              1997               1998              1997
                                                   ----              ----               ----              ----

Sales                                              $5,898,104       $ 5,487,623       $11,946,046        $14,635,908
                                                   ----------       -----------       -----------        -----------

Costs and Expenses:
  Cost of sales                                     5,030,790         5,373,820        10,081,241         11,743,897
  Selling, general and administrative expenses      1,249,798         1,303,361         2,456,337          2,842,489
                                                   ----------       -----------       -----------        -----------
  Total Costs and Expenses                          6,280,588         6,677,181        12,537,578         14,586,386
                                                   ----------       -----------       -----------        -----------

Operating Profit (Loss)                              (382,484)       (1,189,558)         (591,532)            49,522
Investment Income                                     235,246           306,670           486,108            552,323
Interest Expense                                      (11,193)           (8,026)          (23,898)           (40,492)
Other Income - net                                     76,362           207,696           110,000            325,600
                                                   ----------       -----------       -----------        -----------
Earnings (Loss) Before Non-Owned Interests            (82,069)         (683,218)          (19,322)           886,953
  and Incomes Taxes
Non-Owned Interest in Pretax Loss                      20,725           250,950            82,348            408,096
  of MIDSOUTH Partners
                                                   ----------       -----------       -----------        -----------
Earnings (Loss) Before Non-Owned Interests            (61,344)         (432,268)           63,026          1,295,049
  in Insituform East, Inc. and Income Taxes
Provision (Credit) for Income Taxes                   (20,000)         (169,000)           34,000            486,000
                                                   ----------       -----------       -----------        -----------
Earnings (Loss) Before Non-Owned Interests            (41,344)         (263,268)           29,026            809,049
  in Insituform East, Inc.
Non-Owned Interests in (Earnings) Loss of              30,646           298,910            (4,987)          (380,399)
  Insituform East, Inc.                            ----------       -----------       -----------        -----------
                           NET EARNINGS (LOSS)     $  (10,698)      $    35,642       $    24,039        $   428,650
                                                   ==========       ===========       ===========        ===========

Net Earnings (Loss) per Share of Common
  Stock:
    Basic Earnings (Loss) per Share                $    (0.01)      $      0.02       $      0.02        $      0.29
                                                   ==========       ===========       ===========        ===========
    Diluted Earnings (Loss) per Share              $    (0.01)      $      0.02       $      0.02        $      0.29
                                                   ==========       ===========       ===========        ===========

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                   As of
                                                                                   -------------------------------------
                                                                                    Dec. 31, 1998         June 30, 1998
                                                                                   ----------------      ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                         $ 19,411,856          $ 20,405,039
  Accounts receivable                                                                  5,711,279             5,185,047
  Inventories                                                                          1,469,449             1,381,861
  Prepaid and refundable taxes                                                           698,939               948,486
  Prepaid expenses and other                                                             353,408               420,931
                                                                                   ----------------      ---------------
    Total Current Assets                                                              27,644,931            28,341,364
                                                                                   ----------------      ---------------

Property, Plant and Equipment - at cost less accumulated depreciation of
  $14,386,787 at December 31, 1998 and $14,245,135 at June 30, 1998                   10,853,135            11,196,448
                                                                                   ----------------      ---------------

Other Assets:
  Excess of acquisition  cost over value of net assets acquired less accumulated amortization of $1,209,646 at December 31, 1998 and $1,165,712 at
    June 30, 1998                                                                      2,276,706             2,320,640
  Cash surrender value of SERP life insurance                                          1,490,628             1,230,255
  Deposits and other                                                                     100,490               122,479
                                                                                   ----------------
                                                                                                         ---------------
    Total Other Assets                                                                 3,867,824             3,673,374
                                                                                   ================      ===============
      Total Assets                                                                  $ 42,365,890          $ 43,211,186
                                                                                   ================      ===============

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                               As of
                                                                               ----------------- -- -----------------
                                                                                Dec. 31, 1998        June 30, 1998
                                                                               -----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Partner's loans to Midsouth Partners                                         $           0        $     250,000
  Accounts payable and accrued liabilities                                         2,191,151            2,701,678
  Income taxes payable                                                             1,108,904            1,350,825
  Current portion of capital lease obligations                                        38,219               34,621
                                                                               -----------------    -----------------
    Total Current Liabilities                                                      3,338,274            4,337,124
                                                                               -----------------    -----------------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)                        84,783              104,829
  Deferred income taxes                                                            1,019,000              915,000
  Accrued SERP liability                                                             728,894              605,973
                                                                               -----------------    -----------------
    Total Long-term Liabilities                                                    1,832,677            1,625,802
                                                                               -----------------    -----------------
      Total Liabilities                                                            5,170,951            5,962,926
                                                                               -----------------    -----------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                  11,990,902           12,068,262
                                                                               -----------------    -----------------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,186,976 shares                                        118,697              118,697
  Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding: 295,980 shares                                            29,598               29,598
  Additional paid-in capital                                                       7,527,278            7,527,278
  Retained earnings                                                               17,528,464           17,504,425
                                                                               -----------------    -----------------
    Total Stockholders' Equity                                                    25,204,037           25,179,998
                                                                               =================    =================
      Total Liabilities and Stockholders' Equity                                $ 42,365,890         $ 43,211,186
                                                                               =================    =================
See notes to condensed consolidated financial statements.

                                                   CERBCO, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                            For the six months ended Dec. 31
                                                                          ---------------- ---- ----------------
                                                                               1998                  1997
                                                                          ---------------- ---- ----------------

Cash Flows from Operating Activities:
  Net earnings                                                            $      24,039         $     428,650
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                             1,059,224             1,128,599
    Amounts attributable to non-owned interests                                 (77,361)              (27,697)
    Deferred income taxes                                                       104,000               (19,000)
    Decrease in other assets                                                     17,989                18,348
    Increase in accrued SERP liability                                          122,921                77,529
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                          (526,232)              (27,094)
      (Increase) decrease in inventories                                        (87,588)               98,716
      (Increase) decrease in prepaid expenses and other current assets          317,070              (186,383)
      Decrease in accounts payable and accrued expenses                        (362,231)           (1,104,625)
      Decrease in income taxes payable                                         (241,921)           (4,817,292)
                                                                          ----------------      ----------------
Net Cash Provided by (Used in) Operating Activities                             349,910            (4,430,249)
                                                                          ----------------      ----------------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                    (667,976)           (1,033,947)
  Increase in cash surrender value of life insurance                           (260,373)             (194,282)
                                                                          ----------------      ----------------
Net Cash Used in Investing Activities                                          (928,349)           (1,228,229)
                                                                          ----------------      ----------------

Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit                                             0             1,800,000
  Principal payments on revolving lines of credit and
     capital lease obligations                                                  (16,448)           (1,813,562)
  Repayment of loans to Midsouth Partners from non-owned interests             (250,000)                    0
  Dividends paid                                                               (148,296)           (2,474,276)
  Proceeds from exercise of stock options                                             0                34,500
                                                                          ----------------      ----------------
Net Cash Used in Financing Activities                                          (414,744)           (2,453,338)
                                                                          ----------------      ----------------

Net Decrease in Cash and Cash Equivalents                                      (993,183)           (8,111,816)
Cash and Cash Equivalents at Beginning of Period                             20,405,039            27,081,412
                                                                          ================      ================
Cash and Cash Equivalents at End of Period                                 $ 19,411,856          $ 18,969,596
                                                                          ================      ================

Supplemental disclosure of cash flow information:
  Interest paid                                                              $   23,898         $      54,719
  Income taxes paid (refunded), net                                          $  (76,506)        $   5,386,602

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The Condensed Consolidated Balance Sheet as of December 31, 1998, the Condensed Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and 1997 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1998 (unaudited) has been derived from the Company's June 30, 1998 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

         The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"), and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany accounts and transactions have been eliminated.

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

2.       Earnings (Loss) Per Share

         Basic earnings (loss) per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months and six months ended December 31, 1998 and the three months and six months ended December 31, 1997 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings
(loss) per share computations:

        For the three months ended Dec. 31     For the six months ended Dec. 31
        ----------------------------------     --------------------------------
             1998            1997                1998                   1997
             ----            ----                ----                   ----

Basic     1,482,956       1,482,956           1,482,956              1,482,663
          =========       =========           =========              =========
Diluted   1,482,956       1,482,956           1,482,956              1,482,663
          =========       =========           =========              =========

3.       Accounts Receivable

         Accounts receivable consist of:
                                            Dec. 31, 1998         June 30, 1998

Due from customers                             $5,668,480            $5,134,644
Miscellaneous                                      42,799                50,403
                                               ----------            ----------
                                                5,711,279             5,185,047
Less: Allowance for doubtful accounts                   0                     0
                                               ----------            ----------
                                               $5,711,279            $5,185,047
                                               ==========            ==========

4.       Equity in Insituform East

         At December 31, 1998, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months and six months ended December 31, 1998. If all the options outstanding at December 31, 1998 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 29.4% and 54.4%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the six months ended December 31, 1998.

5.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                            Dec. 31, 1998         June 30, 1998

Accounts payable                               $1,200,647            $1,154,576
Accrued compensation and related expenses         990,504             1,398,806
Dividends payable                                       0               148,296
                                               ----------            ----------
                                               $2,191,151            $2,701,678
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

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay of the D.C. Superior Court action pending the outcome of the appeal of the outcome of the Delaware Action to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On Thursday, May 7, 1998, the Company filed its reply memorandum of points and authorities in support of its motion for summary judgment. A decision from the D.C. Superior Court is expected later this year.

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

         Insituform East believes it has strong defenses to, and is vigorously contesting, this suit. On August 17,1998, Insituform East filed its answer denying plaintiffs' claims and a motion to dismiss this action. The court has not yet taken action with respect to this motion. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of Insituform East.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$10,698 (-$0.01 per share) on sales of $5.9 million for the second quarter of fiscal year 1999, reducing consolidated net earnings for the first six months of fiscal year 1999 to $24,039 ($0.02 per share) on sales of $11.9 million. For the second quarter and first six months of fiscal year 1998, the Company reported net earnings of $35,642 ($0.02 per share) on sales of $5.5 million and $428,650 ($0.29 per share) on sales of $14.6 million, respectively.

         The Company attributed its positive results for the first six months of fiscal year 1999 to the modestly positive results of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only remaining operating segment and the parent company's short-term investment earnings. Insituform East recognized consolidated net earnings of $7,408 on sales of $11.9 million, contributing earnings of $2,421 to CERBCO. The Company's much more favorable sales and earnings in the first six months of fiscal year 1998 were primarily a result of a significant contribution from the $4.7 million project performed by Insituform East at the Perry Nuclear Power Plant in Perry, Ohio.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected workable backlog of customer orders, the Company presently anticipates that the combination of a regular component of sales at normal margins and increased production capacity for anticipated net increases in discounted sales will be required through the remainder of fiscal year 1999 to sustain or increase the modest but positive operating results by Insituform East year-to-date. Income from the Company's non-operating activities presently is anticipated to continue to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items, the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 33% participation in the forward results of Insituform East.

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

Results of Operations

    Second Quarter ended 12/31/98 Compared with Second Quarter ended 12/31/97

         Consolidated sales increased $0.4 million (7%) from $5.5 million for the quarter ended December 31, 1997 to $5.9 million for the quarter ended December 31, 1998. Comparable period sales increased primarily as a result of increases in available work and increased production capacity.

         Consolidated operating losses decreased from -$1.2 million in the quarter ended December 31, 1997 to -$0.4 million in the quarter ended December 31, 1998, primarily due to a decrease in Insituform East's operating loss from -$1.0 million to -$0.2 million. Consolidated cost of sales decreased 6% in the second quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1998 and, as a result, gross profit as a percentage of sales increased to 15% from 2% for the same two comparative periods. This increase reflects primarily the absorption of semi-fixed costs over a higher sales volume and improved comparable period direct margins on work performed. Insituform East's selling, general and administrative expenses decreased $0.1 million (7%), and the parent company's unallocated general corporate expenses increased slightly in the three months ended December 31, 1998.

         Other income decreased $0.1 million (63%) primarily as a result of a one-time payment of damages to CERBCO in connection with the Delaware Action in December 1997.

        Six Months Ended 12/31/98 Compared With Six Months Ended 12/31/97

         Consolidated sales decreased $2.7 million (18%) from $14.6 million for the six months ended December 31, 1997 to $11.9 million for the six months ended December 31, 1998. Comparable period sales decreased primarily as a result of significant revenues from the Perry Nuclear project recognized during the first quarter of fiscal year 1998.

         Consolidated operating results decreased from a slight operating profit in the six months ended December 31, 1997 to an operating loss of -$0.6 million in the six months ended December 31, 1998, primarily due to a decrease in Insituform East's operating results from an operating profit of $0.4 million to an operating loss of -$0.2 million. Consolidated cost of sales decreased 14% in the first six months of fiscal year 1999 as compared to the first six months of fiscal year 1998 and, as a result, gross margin as a percentage of sales decreased to 16% from 20% for the same two comparative periods. This decrease reflects primarily the absorption of semi-fixed costs over a lower sales volume and increased sales at lower direct margins. Insituform East's selling, general and administrative expenses decreased $0.4 million (15%), primarily as a result of lower costs to support reduced production activities. The parent company's unallocated general corporate expenses also decreased slightly in the six months ended December 31, 1998.

         Other income decreased $0.2 million (66%) primarily as a result of a one-time payment of damages to CERBCO in connection with the Delaware Action in the six months ended December 31, 1997.

Financial Condition

         During the six months ended December 31, 1998, the Company's operating activities provided $0.3 million in cash. This result is due primarily to the net effect of $1.1 million in depreciation and amortization expenses included in operating results that did not require the outlay of cash, a $0.3 million decrease in prepaid expenses, the impact of a $0.5 million increase in accounts receivable and a $0.6 million decrease in payables and accruals.

         The Company used $0.9 million in cash in investing activities during the six months ended December 31, 1998, primarily for equipment purchases and other capital improvements. The Company also used $0.4 million in financing activities, primarily due to the repayment of loans to Midsouth Partners and payment of dividends by the parent company, CERBCO. Despite the $1.0 million net decrease in cash during the first six months of fiscal year 1999, the Company's liquidity remained strong with working capital of over $24 million and a current ratio of 8.28 at December 31, 1998.

         The Company anticipates that Insituform East will continue to expand production capabilities in the current fiscal year which, along with improving operational performance, will require additional capital expenditures.
Management believes that Insituform East has cash reserves or borrowing potential against unencumbered assets sufficient to meet future cash flow requirements. In addition, the parent holding company has cash and temporary investments in excess of $18 million which, pending longer term investment, management believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

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

         With respect to the Company's suppliers and customers, the Company has initiated preliminary correspondence with selected critical suppliers and customers. Responses received to date indicate that responding suppliers and customers either are currently Year 2000 compliant or expect to be Year 2000 compliant by December 31, 1999. Prior to June 30, 1999, the Company plans to seek to obtain responses from suppliers and customers who have not as yet responded to inquiries and develop a plan to monitor and assess Year 2000 readiness from respondents not as yet Year 2000 compliant.

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $200,000. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a formal contingency plan required development and implementation. The Company has incurred approximately $16,000 in implementation costs through December 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 18, 1998, an annual meeting of stockholders was held to allow stockholders to vote for the uncontested reelection of directors and to vote on a stockholder proposal to liquidate the Company. The numbers of votes cast for and against each of the proposals, as well as abstentions and broker non-votes, were as follows:

          Election of Directors                  FOR            AGAINST
          Common:
          P.C. Kincheloe                      819,963            348,345

          Class B Common:
          R.W. Erikson                        256,404             16,694
                                              =======             ======
          G.Wm. Erikson                       256,404             16,694
                                              =======             ======
          W.C. Hayes                          256,404             16,694
                                              =======             ======

Liquidation of the Company                                                              BROKER
                        FOR                    AGAINST              ABSTAIN          NON-VOTES
                 Shares        Votes      Shares       Votes   Shares     Votes         Shares
Common          494,424      494,424     263,403     263,403    2,753     2,753        407,728
Class B Common   21,788      217,880     250,181   2,501,810        0         0          1,129
                -------      -------     -------   ---------    -----     -----        -------
TOTAL           516,212      712,304     513,584   2,765,213    2,753     2,753        408,857
                =======      =======     =======   =========    =====     =====        =======

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule for the period ended December 31, 1998

         99 - CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months ended December 31, 1998; Statement of Operations Information for the six months ended December 31, 1998; Balance Sheet Information and Consolidating Elimination Entries as of December 31, 1998.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 1999

                                  CERBCO, Inc.
                                  (Registrant)
                                  /s/ ROBERT W. ERIKSON
                                  Robert W. Erikson
                                  President



                                  /s/ ROBERT F. HARTMAN
                                  Robert F. Hartman
                                  Vice President, Secretary & Treasurer
                                  (Principal Financial and Accounting Officer)

                       Exhibits to CERBCO, Inc. Form 10-Q


      Exhibit 27.  CERBCO, Inc. Financial Data Schedule

      Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Three Months Ended December 31, 1998; Statement of Operations Information for the Six Months Ended December 31, 1998; Balance Sheet Information and Consolidating Elimination Entries as of December 31, 1998.