Form 10-Q
period 1999-03-31
CERBCO INC
filed 1999-05-17
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended:                                   March 31, 1999
                                       OR



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

                                    Yes          X            No ----------



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

        Condensed Consolidated Statements of Operations for the
        Three Months and the Nine Months Ended March 31, 1999 and
        March 31, 1998 (unaudited)............................................3

        Condensed Consolidated Balance Sheets as of March 31, 1999
        and June 30, 1998 (unaudited).........................................4

        Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended March 31, 1999 and March 31, 1998 (unaudited)...................6

        Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities and Use of Proceeds............................13

Item 3. Defaults upon Senior Securities......................................13

Item 4. Submission of Matters to a Vote of Security Holders..................13

Item 5. Other Information....................................................13

Item 6. Exhibits and Reports on Form 8-K.....................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             For the three months ended Mar. 31    For the nine months ended Mar. 31
                                             ----------------------------------    ---------------------------------
                                                   1999              1998               1999              1998
                                                   ----              ----               ----              ----

Sales                                               $ 4,993,149       $ 4,147,345       $16,939,195        $18,783,253
                                                    -----------       -----------       -----------        -----------

Costs and Expenses:
  Cost of sales                                       5,325,240         4,510,966        15,406,481         16,254,863
  Selling, general and administrative expenses        1,365,512         1,224,374         3,821,849          4,066,863
                                                    -----------       -----------       -----------        -----------
    Total Costs and Expenses                          6,690,752         5,735,340        19,228,330         20,321,726
                                                    -----------       -----------       -----------        -----------

Operating Loss                                       (1,697,603)       (1,587,995)       (2,289,135)        (1,538,473)
Investment Income                                       192,699           239,023           678,807            791,346
Interest Expense                                         (7,075)           (8,048)          (30,973)           (48,540)
Other Income - net                                      147,864           127,090           250,505            452,690
                                                    -----------       -----------       -----------        -----------
Loss Before Non-Owned Interests
  and Incomes Taxes                                  (1,364,115)       (1,229,930)       (1,390,796)          (342,977)
Non-Owned Interest in Pretax Loss
  of MIDSOUTH Partners                                  430,060           242,176           512,408            650,272
                                                    -----------       -----------       -----------        -----------
Earnings (Loss) Before Non-Owned Interests
  in Insituform East, Inc. and Income Taxes            (934,055)         (987,754)         (878,388)           307,295
Provision (Credit) for Income Taxes                    (392,000)         (420,000)         (358,000)            66,000
                                                    -----------       -----------       -----------        -----------
Earnings (Loss) Before Non-Owned Interests
  in Insituform East, Inc.                             (542,055)         (567,754)         (520,388)           241,295
Non-Owned Interests in Loss of
  Insituform East, Inc.                                 400,018           459,067           395,184             78,668
                                                    -----------       -----------       -----------        -----------
                              NET EARNINGS (LOSS)   $  (142,037)      $  (108,687)      $  (125,204)       $   319,963
                                                    ===========       ===========       ===========        ===========

Net Earnings (Loss) per Share of Common
  Stock:
    Basic Earnings (Loss) per Share                   $   (0.10)      $     (0.07)      $     (0.08)       $      0.21

    Diluted Earnings (Loss) per Share                 $   (0.10)      $     (0.07)      $     (0.08)       $      0.21

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                 As of
                                                                                    -------------------------------------
                                                                                     Mar. 31, 1999         June 30, 1998
                                                                                    ----------------      ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                          $ 17,457,135          $ 20,405,039
  Accounts receivable                                                                   6,525,616             5,185,047
  Inventories                                                                           1,460,841             1,381,861
  Prepaid and refundable taxes                                                            787,896               948,486
  Prepaid expenses and other                                                              394,285               420,931
                                                                                     ------------          ------------
    Total Current Assets                                                               26,625,773            28,341,364
                                                                                     ------------          ------------

Property, Plant and Equipment - at cost less accumulated depreciation of
  $14,875,193 at March 31, 1999 and $14,245,135 at June 30, 1998                       11,342,041            11,196,448
                                                                                     ------------          ------------

Other Assets:
  Excess of acquisition  cost over value of net assets acquired less accumulated amortization of $1,231,613 at March 31, 1999 and $1,165,712 at
    June 30, 1998                                                                       2,254,739             2,320,640
  Cash surrender value of SERP life insurance                                           1,601,893             1,230,255
  Deposits and other                                                                       98,489               122,479
                                                                                     ------------          ------------
    Total Other Assets                                                                  3,955,121             3,673,374
                                                                                     ============          ============
      Total Assets                                                                   $ 41,922,935          $ 43,211,186
                                                                                     ============          ============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                               As of
                                                                                 -------------------------------------
                                                                                  Mar. 31, 1999       June 30, 1998
                                                                                 ----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Partner's loans to Midsouth Partners                                           $     200,000       $     250,000
  Accounts payable and accrued liabilities                                           2,916,106           2,701,678
  Income taxes payable                                                               1,061,432           1,350,825
  Current portion of capital lease obligations                                          40,142              34,621
                                                                                  ------------       -------------
    Total Current Liabilities                                                        4,217,680           4,337,124
                                                                                  ------------       -------------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)                          73,995             104,829
  Deferred income taxes                                                                732,000             915,000
  Accrued SERP liability                                                               788,197             605,973
                                                                                  ------------       -------------
    Total Long-term Liabilities                                                      1,594,192           1,625,802
                                                                                  ------------       -------------
      Total Liabilities                                                              5,811,872           5,962,926
                                                                                  ------------       -------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                    10,840,588          12,068,262
                                                                                  ------------       -------------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,186,976 shares                                          118,697             118,697
  Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding: 295,980 shares                                              29,598              29,598
  Additional paid-in capital                                                         7,742,959           7,527,278
  Retained earnings                                                                 17,379,221          17,504,425
                                                                                  ------------        ------------
    Total Stockholders' Equity                                                      25,270,475          25,179,998
                                                                                  ============        ============
      Total Liabilities and Stockholders' Equity                                  $ 41,922,935        $ 43,211,186
                                                                                  ============        ============
See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            For the nine months ended Mar. 31
                                                                           -------------------------------------
                                                                                 1999                  1998
                                                                           -------------------------------------

Cash Flows from Operating Activities:
  Net earnings (loss)                                                        $  (125,204)        $     319,963
  Adjustments to reconcile net earnings
    to net cash used in operations:
    Depreciation and amortization                                              1,606,265             1,675,135
    Amounts attributable to non-owned interests                                 (907,592)             (728,940)
    Deferred income taxes                                                       (183,000)              (65,000)
    Decrease in other assets                                                      17,990                18,348
    Increase in accrued SERP liability                                           182,224               121,276
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                              (1,390,569)              990,083
      (Increase) decrease in inventories                                         (78,980)              114,666
      (Increase) decrease in prepaid expenses and other current assets           237,236              (572,241)
      Increase (decrease) in accounts payable and accrued expenses               362,724            (1,263,244)
      Decrease in income taxes payable                                          (289,393)           (4,807,292)
                                                                             -----------         -------------
Net Cash Used in Operating Activities                                           (568,299)           (4,197,246)
                                                                             -----------         -------------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                   (1,679,957)           (1,110,513)
  Increase in investment in Insituform East                                     (104,401)                    0
  Increase in cash surrender value of life insurance                            (371,638)             (352,421)
                                                                             -----------         -------------
Net Cash Used in Investing Activities                                         (2,155,996)           (1,462,934)
                                                                             -----------         -------------

Cash Flows from Financing Activities:
  Proceeds from revolving lines of credit                                              0             1,800,000
  Principal payments on revolving lines of credit and
     capital lease obligations                                                   (25,313)           (1,820,853)
  Proceeds from loans to Midsouth Partners from non-owned interests              200,000                     0
  Repayment of loans to Midsouth Partners from non-owned interests              (250,000)                    0
  Dividends paid                                                                (148,296)           (2,474,276)
  Proceeds from exercise of stock options                                              0                34,500
                                                                             -----------         -------------
  Net Cash Used in Financing Activities                                         (223,609)           (2,460,629)
                                                                             -----------         -------------

Net Decrease in Cash and Cash Equivalents                                     (2,947,904)           (8,120,809)
Cash and Cash Equivalents at Beginning of Period                              20,405,039            27,081,412
                                                                             ===========         =============
Cash and Cash Equivalents at End of Period                                   $17,457,135          $ 18,960,603
                                                                             ===========         =============

Supplemental disclosure of cash flow information:
  Interest paid                                                              $    42,232         $      65,317
  Income taxes paid (refunded), net                                          $   (46,197)        $   5,352,211

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO," the "Company" or "Registrant"), and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany accounts and transactions have been eliminated.

         The Condensed Consolidated Balance Sheet as of March 31, 1999, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1999 and 1998, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1998 (unaudited) has been derived from the Company's June 30, 1998 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

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

2.       Earnings (Loss) Per Share

         Basic earnings (loss) per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months and nine months ended March 31, 1999 and 1998 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings (loss) per share computations:

                   For the three months ended Mar. 31           For the nine months ended Mar. 31
                   ----------------------------------           ---------------------------------
                    1999                   1998                    1999                   1998
                    ----                   ----                    ----                   ----

Basic             1,482,956              1,482,956               1,482,956              1,482,759
                  =========              =========               =========              =========
Diluted           1,482,956              1,482,956               1,482,956              1,482,759
                  =========              =========               =========              =========

3.       Accounts Receivable

         Accounts receivable consist of:
                                                     Mar. 31, 1999         June 30, 1998

Due from customers                                      $6,442,514            $5,134,644
Miscellaneous                                               83,102                50,403
                                                        ----------            ----------
                                                         6,525,616             5,185,047
Less: Allowance for doubtful accounts                            0                     0
                                                        ----------            ----------
                                                        $6,525,616            $5,185,047
                                                        ==========            ==========

4.       Equity in Insituform East

         At March 31, 1999, CERBCO beneficially held 1,218,000 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 30.0% of the Common Stock, 99.5% of the Class B Common Stock, 34.8% of the total equity and 59.4% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months and nine months ended March 31, 1999. If all the options outstanding at March 31, 1999 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 31.0% and 55.3%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months and nine months ended March 31, 1999.

5.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                     Mar. 31, 1999         June 30, 1998

Accounts payable                                        $1,351,094            $1,154,576
Accrued compensation and related expenses                1,565,012             1,398,806
Dividends payable                                                0               148,296
                                                        ----------            ----------
                                                        $2,916,106            $2,701,678
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

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay of the D.C. Superior Court action pending the outcome of the appeal of the outcome of the Delaware Action to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On February 18, 1999, the D.C Superior Court entered an Order denying the Company's motion on the ground of res judicata, but granting the defendants' summary judgment motion on the issue of punitive damages only. On April 9, 1999, the Court conducted a hearing limited to the issues of causation, damages, and collateral estoppel with respect to the defendants' pending motions. A further decision from the D.C. Superior Court is expected later this year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$142,037 (-$0.10 per share) on sales of $5.0 million, and a consolidated net loss of -$125,204 (-$0.08 per share) on sales of $16.9 million for the three months and nine months ended March 31, 1999, respectively. The Company recognized a consolidated net loss of -$108,687 (-$0.07 per share) on sales of $4.1 million and consolidated net earnings of $319,963 ($0.21 per share) on sales of $18.8 million for the three months and nine months ended March 31, 1998, respectively.

         The Company attributed its negative results during the three months and nine months ended March 31, 1999 to the negative results during the same periods of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only operating segment. For the three months ended March 31, 1999, Insituform East recognized a consolidated net loss of -$613,082 on sales of $5.0 million, contributing a loss of -$213,064 to CERBCO. For the nine months ended March 31, 1999, Insituform East recognized a consolidated net loss of -$605,674 on sales of $16.9 million, contributing a loss of -$210,490 to CERBCO. Insituform East attributed its negative results for the three months and nine months ended March 31, 1999 to its acceptance of additional job completion costs on several incomplete projects, costs incurred in connection with litigation initiated by Insituform Technologies, Inc. ("ITI") against Insituform East and its majority-controlled subsidiary, Midsouth Partners, and an increase in discounted sales performed during the periods. CERBCO's favorable results for the nine months ended March 31, 1998 were primarily due to investment income earned on the short-term investment of cash realized from the sale of its interest in Capitol Office Solutions on June 30, 1997, and its receipt of a one-time payment of damages in connection with the Delaware Action in December 1997.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected workable backlog of customer orders, the Company presently anticipates that the combination of a regular component of sales at normal margins and increased production capacity for anticipated net increases in discounted sales will be required through the remainder of fiscal year 1999 and beyond to absorb both normal and expected operating costs and the additional anticipated costs associated with continuing litigation and arbitration with ITI over the future of Midsouth Partners. Income from the Company's non-operating activities presently is anticipated to continue to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items, the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 35% participation in the forward results of Insituform East.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by Insituform East from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of Insituform East. Conversely, in "best value" and quality-based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and other local governments are often politically reluctant to modernize from simply "low bid" to "best value" evaluations when buying sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, local governments also are expected over time to reevaluate simple low bid award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

Results of Operations

      Third Quarter ended 3/31/99 Compared with Third Quarter ended 3/31/98

         Consolidated sales increased approximately $0.8 million (20%) from $4.1 million for the quarter ended March 31, 1998 to $5.0 million for the quarter ended March 31, 1999. Comparable period sales increased primarily as a result of increases in available work.

         Consolidated operating losses increased from -$1.6 million in the quarter ended March 31, 1998 to -$1.7 million in the quarter ended March 31, 1999, primarily due to an increase in Insituform East's operating loss from -$1.4 million to -$1.5 million in the same comparable periods. Consolidated cost of sales increased 18% in the third quarter of fiscal year 1999 as compared to the third quarter of fiscal year 1998. As a result, gross profit (loss) as a percentage of sales improved from (9%) to (7%) for the same two comparable periods. The improvement in gross profit (loss) as a percentage of sales is due primarily to absorption of semi-fixed costs over higher sales volume during the third quarter of fiscal year 1999. Insituform East's selling, general and administrative expenses increased $0.1 million (12%) for the current period, due primarily to costs incurred in connection with litigation initiated by ITI against Insituform East. The parent Company's unallocated general corporate expenses remained approximately the same in the comparable periods.

        Nine Months Ended 3/31/99 Compared With Nine Months Ended 3/31/98

         Consolidated sales decreased approximately $1.8 million (-10%) from $18.8 million for the nine months ended March 31, 1998 to $16.9 million for the nine months ended March 31, 1999. Comparable period sales decreased primarily as a result of significant revenues from the Perry Nuclear project recognized during the first quarter of fiscal year 1998.

         Consolidated operating losses increased from -$1.5 million in the nine months ended March 31, 1998 to -$2.3 million in the nine months ended March 31, 1999, primarily due to an increase in Insituform East's operating loss from -$1.0 million to -$1.7 million in the same comparable periods. Consolidated cost of sales decreased 5% in the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. As a result, gross profit as a percentage of sales decreased from 13% to 9% for the same two comparable periods. The decrease in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over lower sales volume during the nine months ended March 31, 1999. Insituform East's selling, general and administrative expenses decreased $0.2 million (-7%) for the current nine months, primarily as a result of reduced costs to support decreased production activities more than offsetting additional legal expenses incurred during the third quarter of fiscal year 1999. The parent company's unallocated general corporate expenses remained approximately the same in the comparable nine-month periods.

         Other income decreased $0.2 million (-45%) primarily as a result of a one-time payment of damages to CERBCO in connection with the Delaware Action in the quarter ended December 31, 1997.

Financial Condition

         During the nine months ended March 31, 1999, the Company's operating activities used approximately $0.6 million in cash. This result is due primarily to the unfavorable impact of the Company's net operating loss to include the non-owned interests in the losses of the Company's consolidated subsidiaries and a $1.4 million increase in accounts receivable more than offsetting the favorable impact of a $0.3 million increase in payables and accruals and $1.6 million in depreciation and amortization expenses included in operating results that did not require the outlay of cash.

         The Company used $2.2 million in cash in investing activities during the nine months ended March 31, 1999 primarily for equipment purchases and other capital improvements by Insituform East. The Company also used $0.2 million in financing activities, primarily due to the payment of dividends by the parent company, CERBCO. Despite the $2.9 million net decrease in cash during the first nine months of fiscal year 1999, the Company's liquidity remained strong with working capital of over $22 million and a current ratio of 6.31 at March 31, 1999.

         The Company anticipates that Insituform East will continue to expand production capabilities in the current fiscal year which, along with improving operational performance, will require additional capital expenditures.
Management believes that Insituform East has cash reserves or borrowing potential against unencumbered assets sufficient to meet future cash flow requirements. In addition, the parent holding company has cash and temporary investments in excess of $16 million which, pending longer term investment, management believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

         As previously disclosed, the Company may purchase additional shares of Common Stock of Insituform East. The Company expects that any such purchases would be made in open market transactions, at the then-prevailing market price, and executed through brokers. Any such purchases will require use of the Company's working capital.

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

         With respect to the Company's non-information technology systems, the Company is still in the preliminary assessment stage. The Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential Year 2000 issues are identified, implementation plans are developed and executed. The Company has completed corrective action for its office telephone system and its headquarters facility security system, two systems that were identified as not being Year 2000 compliant.

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

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $200,000. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a formal contingency plan required development and implementation. The Company has incurred approximately $21,000 in implementation costs through March 31, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule for the period ended March 31, 1999

         99   - CERBCO, Inc.  Consolidating  Schedules:  Statement of Operations
                Information for the three months ended March 31, 1999;
                Statement of Operations Information for the nine months ended March 31, 1999; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 1999.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended March 31, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 1999

                             CERBCO, Inc.
                             (Registrant)

                             /s/ ROBERT W. ERIKSON
                             Robert W. Erikson
                             President

                             /s/ ROBERT F. HARTMAN
                             Robert F. Hartman
                             Vice President, Secretary & Treasurer
                             (Principal Financial and Accounting Officer)

                       Exhibits to CERBCO, Inc. Form 10-Q





Exhibit 27. CERBCO, Inc. Financial Data Schedule

Exhibit 99. CERBCO, Inc.  Consolidating  Schedules:  Statement of Operations
            Information for the Three Months Ended March 31, 1999; Statement of Operations Information for the Nine Months Ended March 31, 1999; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 1999.