Form 10-K
period 1999-06-30
CERBCO INC
filed 1999-09-28
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended:                                     June 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from --------------------- to ------------------------


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

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 17, 1999, was $6,480,654.

As of September 17, 1999, the following number of shares of each of the issuer's classes of common stock were outstanding:
                          Common Stock          1,189,476
                          Class B Common Stock    293,480
                           Total                1,482,956

Documents Incorporated by Reference:  None

Total number of pages of this report:     49
Index to Exhibits located at page:        45

                                TABLE OF CONTENTS

PART I                                                                    Page

Item 1. Business...........................................................3

Item 2. Properties.........................................................9

Item 3. Legal Proceedings..................................................9

Item 4. Submission of Matters to a Vote of Security Holders................9

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters............................................................9

Item 6. Selected Financial Data...........................................10

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................11

Item 7a.Quantitative and Qualitative Disclosures About Market Risk........15

Item 8. Financial Statements and Supplementary Data.......................15

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................15

PART III

Item 10.Directors and Executive Officers of the Registrant................33

Item 11.Executive Compensation............................................34

Item 12.Security Ownership of Certain Beneficial Owners and Management....41

Item 13.Certain Relationships and Related Transactions....................42

PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K...43




                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                               AND BALANCE SHEETS
                               Pages 17 through 19

                                     PART I

Item 1.  Business

(a)      General Development of Business

         As of June 30, 1997, CERBCO, Inc. ("CERBCO", the "Company" or "Registrant") [NASDAQ:CERB] is a parent holding company with a controlling interest in Insituform East, Incorporated [NASDAQ:INEI] (excavationless sewer and pipeline rehabilitation). Prior to June 30, 1997, CERBCO also owned a controlling interest in Capitol Office Solutions, Inc. (formerly Capitol Copy Products, Inc.)[copier and facsimile ("fax") equipment sales, service and supplies].

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

(b)      Financial Information About Industry Segments

         Substantially all of the Company's revenues and operating results are attributable to Insituform East, Incorporated. Insituform East, Incorporated primarily rehabilitates and repairs underground sewers and other pipelines, which business constitutes the Company's only industry segment. See Part IV,
Item 14, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 1999; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 1999" for additional information pertaining to Insituform East, Inc.

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

                          Insituform East, Incorporated

GENERAL

         Insituform East, Incorporated ("Insituform East" or for this section, the "Company") was organized under the laws of the State of Delaware on February 26, 1970 under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in the business of underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(R) process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company and its subsidiaries have been engaged in the business of rehabilitating underground sewers and other pipelines, principally using cured-in-place pipe ("CIPP") processes, with primary revenues generating from the Company's Insituform process product line.

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

         In September 1987, the Company established a branch facility in Cincinnati, Ohio, to support operating activities in the western region of its licensed territory. In March 1998, the Company closed its Ohio branch office and completed an orderly plan to transfer the functions, personnel and equipment to the Company's Landover, Maryland headquarters facility. In March 1999, the Company reestablished a branch facility in Cincinnati, Ohio.

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

         In March 1999, Insituform Technologies, Inc. ("ITI") gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform(R) License Agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize CIPP rehabilitation processes as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

         The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement reached July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999.

         For financial reporting purposes, for the fiscal years ended June 30, 1999, 1998 and 1997, Insituform East has included its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, Midsouth Partners, in its consolidated financial statements. Prior to the fiscal year ended June 30, 1996, Insituform East accounted for its minority investment in Midsouth Partners using the equity method.

         Insituform East and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operates substantially without geographic restriction. The Company's CIPP rehabilitation processes utilize a custom manufactured unwoven polyester fiber-felt tubing with an elastomeric coating on the exterior surface. The flat, pliable tube is later impregnated with a liquid thermosetting resin and the resin-saturated material is inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material is turned inside out as it is forced through the pipeline. When the inverted and inflated tube is fully extended, the cold water within it is recirculated through a heat-exchange unit. The heated water cures the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections are then reopened by use of a remotely controlled cutting device. The Company is certified to ISO 9001 quality standards for the design and installation of its traditional Insituform process product line.

         The principal office and corporate headquarters of the Company are located at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 386-4100, and its fax number is (301) 386-2444.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

         On December 9, 1992, Insituform Technologies, Inc. (formerly Insituform of North America, Inc.) through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. Insituform East is a sublicensee of ITI for use of the Insituform process. The Company has entered into six sublicense agreements with ITI which grant the Company exclusive rights to perform the Insituform process in the designated territories of Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania and West Virginia.

         The sublicense agreements require the Company to pay ITI a royalty of 8% of the revenue, excluding certain deductions, from all contracts using the Insituform process, with a minimum annual royalty requirement for each licensed territory. In the event the Company performs the Insituform process outside its exclusive territory, the sublicense agreements require it to pay a royalty of from 8% to 12% of the gross contract price to the independent Insituform process sublicensee of such other territory in addition to all royalties due ITI.

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

         In 1981, the Company was assigned the rights to an agreement (the "SAW Agreement") regarding the introduction of potential Insituform process sublicensees to ITI. In connection with the introduction of current Insituform process sublicensees to ITI, the Company receives quarterly payments from ITI equal to 0.5% of contract revenue from Insituform process installations in Insituform East's licensed territory and the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama.

         On December 29, 1997, Insituform East entered into a revised supply agreement with ITI whereby the Company committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement will automatically extend for one year periods unless notice of termination is provided by either party six months prior to the end of any such annual period.

         Under the terms of the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners became a wholly-owned subsidiary of the Company and obtained a royalty-free non-exclusive right, without limitation in time, to continued use within the partnership's previously licensed territory of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth.

         Effective July 20, 1999, Midsouth Partners executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extends for successive one year periods unless notice of termination is provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

         The Company has also entered into a license agreement with NuPipe, Inc., a previously wholly-owned and now merged subsidiary of ITI, for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe process and trademark. The Company's licensed NuPipe territory is identical to the Company's licensed Insituform territory. The Company has committed to pay a royalty equal to 6.75% of gross contract revenue utilizing the process and to purchase certain installation equipment and installation materials from ITI. In connection with the Midsouth Settlement Agreement, Midsouth Partners' NuPipe License Agreement was relinquished effective July 20, 1999.

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

         Although management of the Company believes these patents are important to the Insituform business of the Company, there can be no assurance that the validity of the patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a process similar to the Insituform process. It is possible that the Company's Insituform business could be adversely affected upon expiration of the patents, or by increased competition in the event that one or more of the patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations. Management of the Company believes, however, that while the Company has relied on the strength and validity of Insituform patents, the Company's other CIPP process alternatives and its significant CIPP installation experience coupled with the Company's high degree of market recognition should enable the Company to continue to compete effectively in the pipeline rehabilitation market in the future as Insituform patents expire or become obsolete.

CUSTOMERS

         The  Company  performs   services  under  contracts  with  governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities -- cities, counties, state agencies and regional authorities. During the year ended June 30, 1999, a county government in the Washington, D.C. metropolitan area, federal government contracts (collectively) and a regional sanitation authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's sales. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and the same county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's sales. During the year ended June 30, 1997, federal government contracts (collectively), a municipal government in central Ohio, the same county government in the Washington, D.C. metropolitan area, and the same combined city and county government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's sales.

SUPPLIERS

         The Company's materials and equipment are generally available from several suppliers. Although the Company believes that ITI is presently the sole source of proprietary Insitutube(R) material, the Company is aware of other suppliers of felt tube materials and other materials used in CIPP rehabilitation. The Company presently relies upon ITI for its supply of Insitutube(R) material for its Insituform process product line. During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, subject to ITI's right to approve the quality and specifications of material not purchased from ITI, the Company has the right to substitute an alternate polyester fiber-felt or other tube material available in the marketplace. In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners is no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials.

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

         The Company's total backlog value of all uncompleted and multi-year contract awards from customers was approximately $31.1 million at June 30, 1999, as compared to $24.9 million at June 30, 1998. The twelve-month backlog at June 30, 1999 was approximately $13.5 million as compared to $10.7 million at June 30, 1998. The total value of all uncompleted and multi-year contracts at June 30, 1999 and 1998 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large multi-year menu-priced contracts with estimated but uncertain order quantities subject additionally to the specifics of individual work releases.

COMPETITION

         The general pipeline replacement, rehabilitation and repair business is significantly competitive. The Company faces conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies including CIPP technology.

         Traditional Methods. CIPP rehabilitation processes conceptually compete with traditional methods of pipe rehabilitation including full replacement, point repair and sliplining. The Company believes CIPP processes usually offer a cost advantage over full replacement as well as the practical advantage of avoiding excavation. In addition, CIPP processes also offer qualitatively better rehabilitation than sliplining which may significantly reduce the diameter of the pipe. Grouting is also undertaken in the United States, but the Company considers grouting a short-term repair technique and not a long-term pipeline rehabilitation solution competitive with CIPP processes. As a practical matter, competition for the Company typically begins at the point an end user has conceptually determined to employ trenchless technology over traditional rehabilitation methods involving substantial excavation.

         Trenchless Cured-in-Place Technologies. Over the years, the Company has witnessed a continuing stream of entrants into the CIPP marketplace, few of which the Company believes are able to offer the quality or technical capability of the Company. The Company believes it remains the dominant provider of trenchless cured-in-place pipeline rehabilitation in its Insituform licensed territory and believes there is significant potential into the future for the alternative CIPP processes available through its Midsouth Partners subsidiary.

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select CIPP processes over modified sliplining techniques due to the quality and longevity of the CIPP product, the proven performance record of the Company's CIPP process installations over the past twenty-one years, and the broader range of design alternatives available with CIPP processes. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, such customers or their consulting engineers will accept a modified sliplining technique technologically inferior to cured-in-place technology.

         Other Trenchless Competition. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that its significant years of proven performance continues to present a significant CIPP capability advantage over alternative trenchless products and new entrants.

         The principal areas of competition in general pipeline replacement, rehabilitation and repair include the quality of the work performed, the ability to provide a long-term solution to the pipeline problems rather than a short-term repair, the amount of disruption to traffic and commercial activity, and the price. The Company believes that CIPP processes compete favorably in each of these areas with traditional replacement or repair methods. In particular, the ability to install CIPP products with little or no excavation at prices typically at or below traditional open trench replacement methods is of substantial competitive advantage. Further, and despite a small reduction in pipe diameter resulting from the installation of a CIPP product against the wall of the original pipe, the smooth finished interior reduces friction and generally increases flow capacity.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more contractors with limited CIPP installation experience or inferior imitation products hoping that cheap price alone might permit them to succeed against the Company's quality and time tested CIPP rehabilitation capability. In that segment of the market where technical risk and the lowest priced product may be deemed "good enough," the Company is at a disadvantage and market share participation strategically undertaken by the Company in such segment, at levels materially below normal margins, necessarily dilutes the Company's overall margin performance. Conversely, in the "best value" and quality-based market segment, the Company's quality CIPP rehabilitation capability continues to provide a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in technical procurements, municipalities and local governments are often politically reluctant to modernize from simply "low-bid" buying to "best value" buying. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to reevaluate traditional "low bid" award criteria - in favor of "best value" award criteria -when procuring trenchless technology for the rehabilitation of older pipelines.

SALES AND MARKETING

         The  Company's  sales  and  marketing  effort is  directed  by its Vice
President of Sales and Marketing. The Company's sales and marketing group includes five sales representatives assigned to serve the Company's municipal, federal government and industrial market customers. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and produces and distributes technical video presentations, brochures and newsletters for current and prospective users of the Insituform process.

RESEARCH AND DEVELOPMENT

         The Company is confident of its present capability to provide pipeline rehabilitation services to its customers primarily using CIPP processes. Insituform East relies on its Insituform process licensor, ITI, for major research and development of its Insituform process product line. On a continuing basis, however, the Company expends engineering efforts to improve CIPP installation methods and design techniques for specific customer applications.

GOVERNMENTAL REGULATIONS

         The Company does not anticipate any material impediments to the use of CIPP processes arising from existing or future regulations or requirements, including those regulating the discharge of materials into the environment.

EMPLOYEES

         At June 30, 1999, the Company employed 204 full-time persons.

Item 2.  Properties

         Insituform East owns four buildings totaling 76,700 square feet situated on a 15.45 acre site in the Ardwick Industrial Park, Prince George's County, Maryland. This facility houses the maintenance, operations, marketing, administration and executive offices of the Company. Insituform East also leases a 5,460 square foot facility in Cincinnati, Ohio to serve customers in the western region of its licensed territory.

         Try Tek owns 13,885 square feet of land in Hanover, Pennsylvania, with 6,139 square feet of manufacturing, administration and storage facilities housed in three buildings.

         Midsouth Partners leases a 15,000 square foot facility in Knoxville, Tennessee to serve customers in Tennessee, Kentucky and northern Mississippi.

Item 3.  Legal Proceedings

         See Part II, Item 8, "Notes to Consolidated Financial Statements - Note 9: Contingencies" for details concerning (a) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia, (b) a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston Division, and (c) settlement of litigation and arbitration with Insituform Technologies, Inc. over Midsouth Partners.

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

         The following table shows the range of bid quotations for the period indicated as reported by NASDAQ:

                                                   Common Stock
     Fiscal Year Ended June 30, 1999           High             Low
     -------------------------------           ----             ---
           1st Quarter                         9 5/8            7 5/8
           2nd Quarter                         8 1/4            7 1/8
           3rd Quarter                         8 1/8            6 3/8
           4th Quarter                         7 1/8            5 7/8

     Fiscal Year Ended June 30, 1998           High             Low
     -------------------------------           ----             ---
           1st Quarter                         13 1/4           8 7/8
           2nd Quarter                         14               8 3/4
           3rd Quarter                         12 3/4           9 1/4
           4th Quarter                         10               7 3/4

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

(b)      Holders

         As of September 17, 1999, the approximate number of shareholders of record of each class of common equity of CERBCO was as follows:

         Common Stock                       285
         Class B Common Stock               119

(c)      Dividends

         On June 11, 1999, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1999 to its shareholders of record as of the close of business on June 30, 1999. On June 16, 1998, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1998 to its shareholders of record as of the close of business on June 30, 1998. On June 17, 1997, the Company declared a regular cash dividend of five cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1997 to its shareholders of record as of the close of business on June 30, 1997. On June 27, 1997, the Company declared a special dividend of one-dollar and fifty cents per share, both on its Common Stock and its Class B Common Stock, payable July 30, 1997 to shareholders of record as of the close of business on July 15, 1997.

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

(in thousands, except per share information and return on equity amounts)

STATEMENT OF OPERATIONS INFORMATION
                                                                       Years ended June 30
                                                 1999         1998          1997         1996         1995
                                                 ----         ----          ----         ----         ----

Sales                                       $  23,315     $ 23,891     $  26,542    $  30,471    $  21,594
Operating profit (loss)                     $  (3,605)    $ (2,607)    $  (1,633)   $   2,551    $   1,529
Earnings (loss) before non-owned interests
  and income taxes                          $  (2,362)    $   (899)    $  (1,243)   $   3,121    $   2,615
Earnings (loss) before non-owned interests
  in Insituform East                        $  (1,632)    $    127     $    (565)   $   1,389    $   1,247
Earnings (loss) from continuing operations  $    (213)    $    359     $    (199)   $     247    $    (202)
Net earnings (loss)                         $    (213)    $    359     $  10,169    $   2,055    $   1,542
Earnings (loss) per share:
  Continuing operations                     $   (0.14)    $   0.24     $  (0.13)    $    0.17     $  (0.13)
  Net earnings (loss)                       $   (0.14)    $   0.24     $   6.91     $    1.40     $   1.06
Weighted average number of shares               1,483        1,483        1,471         1,465        1,460
Dividends declared per share                $    0.10     $   0.10     $   1.55     $    0.05     $      0

BALANCE SHEET INFORMATION                                                    June 30
                                                 1999         1998          1997         1996         1995
                                                 ----         ----          ----         ----         ----

Accounts receivable                         $   6,593     $  5,185     $   6,691    $   8,497    $   6,386
Working capital                             $  20,898     $ 24,004     $  24,537    $  17,886    $  12,152
Total assets                                $  41,353     $ 43,211     $  51,471    $  39,451    $  32,980
Short-term debt                             $     442     $    285     $      29    $      55    $      53
Long-term debt                              $      63     $    105     $     139    $     136    $      42
Non-owned interests                         $  10,262     $ 12,068     $  13,042    $  16,509    $  12,367
Stockholders' equity                        $  25,052     $ 25,180     $  24,935    $  17,002    $  15,000
Book value per share                        $   16.89     $  16.98     $   16.88    $   11.58    $   10.26
Average stockholders' equity
  [Weighted average equity during year
  exclusive of current earnings]            $  25,223     $ 24,878     $  17,033    $  15,010    $  13,452
Return on equity
  [Net earnings divided by average
  stockholders' equity as defined above]        --            1.4%        59.7%        13.7%         11.5%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported net loss of -$213,274 (-$0.14 per share) on sales of $23.3 million for the fiscal year ended June 30, 1999. In the previous fiscal year, the Company reported net earnings of $358,790 ($0.24 per share) on sales of $23.9 million. In fiscal year 1997, the Company reported a consolidated loss from continuing operations of -$199,396 (-$0.13. per share) on sales of $26.5 million, but extraordinarily positive overall net earnings of $10,169,310 ($6.91 per share). The results in fiscal year 1997 included earnings from the operations of, and a gain from the redemption of its interest in, Capitol Office Solutions, the Company's discontinued copy machine products and services segment.

         The Company attributed its unfavorable results for the fiscal year ended June 30, 1999 to the unfavorable results of Insituform East, the Company's majority-controlled subsidiary and only remaining operating segment. Insituform East recognized a consolidated net loss of -$1,115,534 on sales of $23.3 million, contributing a loss of -$389,832 to CERBCO in fiscal year 1999. Insituform East attributed its unfavorable results in fiscal year 1999 to the acceptance by Midsouth Partners, its majority-controlled subsidiary partnership, of additional job completion costs on several incomplete projects, costs incurred in connection with litigation initiated by Insituform Technologies, Inc. against Insituform East and Midsouth Partners, and an increase in discounted sales performed by Insituform East and its wholly-owned subsidiaries (collectively, "East"). The Company attributed its positive net earnings for the fiscal year ended June 30, 1998 primarily to the parent company's short-term investment earnings. Insituform East recognized a consolidated net loss of -$331,907 on sales of $23.9 million, contributing a loss of -$108,453 to CERBCO, in fiscal year 1998. The operations of East produced positive operating results in fiscal year 1998 due to the favorable impact of the Perry Nuclear project in the first quarter of the fiscal year, which more than offset the impact of reduced sales volume during the rest of the year. However, Midsouth Partners experienced significantly reduced margins throughout the year, producing contributory losses that more than offset East's modestly favorable results. Insituform East recognized a consolidated net loss of -$543,646 on sales of $26.5 million, contributing a loss of -$177,641 to CERBCO, in fiscal year 1997.

         With respect to forward-looking information, while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected workable backlog of customer orders and the curtailment of further legal costs as a result of the Midsouth Settlement Agreement effective July 20, 1999, the Company presently anticipates modest but positive operating results for Insituform East for the first quarter of fiscal year 2000. A combination of additional sales at normal margins and increased production levels will be required to sustain positive operating results for Insituform East for the remaining quarters of the fiscal year. Income from the Company's non-operating activities presently is anticipated to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items, the Company's future results are anticipated substantially to parallel the Company's approximate 35% participation in the future results of Insituform East.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more contractors with limited cured-in-place pipe ("CIPP") installation experience or inferior imitation products hoping that cheap price alone might permit them to succeed against Insituform East's quality and time tested CIPP rehabilitation capability. In that segment of the market where technical risk and the lowest priced product may be deemed "good enough," the Company is at a disadvantage and market share participation strategically undertaken by the Company in such segment, at levels materially below normal margins, necessarily dilutes the Company's overall margin performance. Conversely, in the "best value" and quality-based market segment, the Company's quality CIPP rehabilitation capability continues to provide a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in technical procurements, municipalities and local governments are often politically reluctant to modernize from simply "low-bid" buying to "best value" buying. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to reevaluate traditional "low bid" award criteria - in favor of "best value" award criteria -when procuring trenchless technology for the rehabilitation of older pipelines.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain items of expense and earnings or loss bear to the sales of CERBCO and the percentage increases or decreases in the dollar amounts of each item from period to period:


                                               Percentage Relationship to Revenues   Period to Period Changes
                                                        Years ended June 30             Years ended June 30
                                                                                        1999         1998
                                                      1999         1998        1997      vs 1998      vs 1997
                                                      ----         ----        ----      -------      -------
Sales                                                 100.0%       100.0%       100.0%      (2.4%)     (10.0%)
                                                      -----        -----        -----
Costs and Expenses:
  Cost of sales                                        92.7         88.7         84.5        2.0        (5.5)
  Selling, general and administrative expenses         22.7         22.2         21.7       (0.1)       (7.7)
                                                     ------       ------       ------
    Total Costs and Expenses                          115.4        110.9        106.2        1.6        (5.9)
                                                      -----        -----        -----
Operating Loss                                        (15.4)       (10.9)        (6.2)     (38.3)      (59.7)
Investment Income                                       3.7          4.3          1.0      (16.1)      300.1
Interest Expense                                       (0.1)        (0.3)        (0.1)     (30.5)       51.7
Other Income - net                                      1.7          3.1          0.6      (43.4)      329.0
                                                    -------      -------      -------
Loss Before Non-Owned Interests
  and Income Taxes                                    (10.1)        (3.8)        (4.7)    (162.8)       27.7
Non-Owned Interest in Midsouth Partners                (3.1)        (4.3)         0.7       28.8      (622.8)
                                                    -------      -------      -------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East and Income Taxes                     (7.0)         0.5         (5.4)  (1,381.6)       N/A
Credit for Income Taxes                                (3.0)        (0.0)        (3.3)  (8,562.5)       99.1
                                                    -------     --------      -------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East                                      (4.0)         0.5         (2.1)  (7,938.1)       N/A
Non-Owned Interests in Insituform East                  3.1          1.0          1.3     (224.8)       38.9
                                                    -------      -------      -------
Earnings (Loss) from Continuing Operations             (0.9)         1.5         (0.8)  (1,594.4)       N/A
Discontinued Operations                                 0.0          0.0         39.1        0.0      (100.0)
                                                    -------      -------       ------
  Net Earnings (Loss)                                  (0.9%)        1.5%        38.3%  (1,594.4)      (96.5)
                                                    ========     =======       ======


                                  1999 vs. 1998

         Consolidated sales decreased $0.6 million (-2%) in fiscal year 1999 primarily as a result of significant revenues from the Perry Nuclear project recognized during the first quarter of fiscal year 1998. East's sales decreased 3% in fiscal year 1999; Midsouth Partners' sales decreased 1%.

         Consolidated operating results decreased $1.0 million (-38%) from an operating loss of -$2.6 million in 1998 to an operating loss of -$3.6 million in 1999. Insituform East's gross profit margin decreased from 11% to 7% due primarily to Midsouth Partners' acceptance of additional job completion costs on several incomplete projects and an increase in discounted sales performed by East. Insituform East's selling, general and administrative expenses decreased $0.1 million in fiscal year 1999, primarily as a result of reduced costs to support decreased production activities more than offsetting additional legal and arbitration costs associated with the future of Midsouth Partners. The parent company's unallocated general corporate expenses increased $0.1 million, primarily as a result of increased fees for legal counsel in connection with preparation of proxy materials for the annual stockholders' meeting.

                                  1998 vs. 1997

         Consolidated sales decreased $2.7 million (-10%) in fiscal year 1998 primarily as a result of reduced workable backlog levels experienced during the last three quarters of the fiscal year. East's sales decreased 9% in fiscal year 1998; Midsouth Partners' sales decreased 12%.

         Consolidated operating results decreased $1.0 million (-60%) from an operating loss of -$1.6 million in 1997 to an operating loss of -$2.6 million in 1998. Insituform East's gross profit margin decreased from 16% to 11% due primarily to reduced margins on work performed by Midsouth Partners more than offsetting improved margins recognized by East. Improved East margins in 1998 were due in part to completion of the Perry Nuclear Project and a mix of work that included a reduced volume of discounted work and work subcontracted to others. Reduced margins for Midsouth Partners were due primarily to both discounted sales and performance inefficiencies. Insituform East's selling, general and administrative expenses decreased $0.4 million (-9%) in fiscal year 1998, primarily as a result of reduced legal expenses and lower costs to support reduced production activities. Additional legal costs were incurred during fiscal year 1997 in connection with the Inliner U.S.A./CAT Contracting antitrust lawsuit. The parent company's unallocated general corporate expenses were down slightly from the previous year, as decreased legal expenses were largely offset by increased salary expense.

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

Liquidity and Capital Resources

         Liquidity may be defined as the Company's ability to mobilize cash. Cash and cash equivalents decreased $3.3 million in fiscal year 1999 due primarily to capital expenditures and an increase in accounts receivable. Cash and cash equivalents decreased $6.7 million in fiscal year 1998 due primarily to payment of income taxes on the gain resulting from the sale of Capitol Office Solutions and cash dividends to stockholders. Cash and cash equivalents increased $16.8 million in fiscal year 1997 due primarily to the sale of the Company's investment in Capitol Office Solutions.

         The Company's operating activities used approximately $0.3 million and $2.7 million in cash in fiscal years 1999 and 1998, respectively, and provided approximately $4.6 million in cash during fiscal year 1997.

         Net cash used in investing activities was approximately $3.0 million and $1.7 million in fiscal years 1999 and 1998, respectively. The primary use of such funds was for capital expenditures by Insituform East in each of the fiscal years to upgrade, expand and improve production capabilities, and purchases of vehicles and production equipment to replace aging units. Net cash provided by investing activities was approximately $12.6 million in fiscal year 1997, due primarily to the proceeds of the Company's sale of Capitol Office Solutions which more than offset capital expenditures by Insituform East in that year.

         Net cash used in financing activities was $33 thousand, $2.3 million and $0.3 million in fiscal years 1999, 1998 and 1997, respectively. During fiscal year 1999, CERBCO paid regular cash dividends declared for fiscal year 1998. During fiscal year 1998, CERBCO and Insituform East each paid regular cash dividends declared for fiscal year 1997 and CERBCO paid special cash dividends declared in connection with the sale of Capitol Office Solutions on June 30, 1997. During fiscal year 1997, CERBCO and Insituform East paid regular cash dividends declared for fiscal year 1996.

         Although the Company experienced a $3.3 million decrease in cash during fiscal year 1999, its liquidity remained strong with working capital of approximately $20.9 million and a current ratio of 5.2 to 1 at June 30, 1999. The Company anticipates that expanding production capabilities will require additional capital expenditures. CERBCO believes that Insituform East's cash flow from future operations, existing working capital and borrowing potential against unencumbered assets will be sufficient to finance the cash requirements of future capital expenditures. The parent holding company, CERBCO, has cash and temporary investments in excess of $16 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

         As previously disclosed, the Company may purchase additional shares of Common Stock of Insituform East. The Company expects that any such purchases would be made in open market transactions, at the then-prevailing market price, and executed through brokers. Any such purchases will require use of the Company's working capital.

Year 2000 Issues

         The  inability  of  present   computerized  systems  to  process  dates
correctly beyond December 31, 1999 and the potential impact on businesses and governments in the future are generally referred to as "Year 2000" issues.

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

         With respect to the Company's information technology systems, the Company's primary accounting and information process system is Year 2000 ready and will recognize years 2000 through 2029 in the proper century. The Company's preliminary assessment of supporting information systems is that these systems either are Year 2000 ready, can be modified to become Year 2000 ready, or would not have a significant impact on either the primary accounting and information system or the Company's operating activities should non-compliant systems not be properly modified. Vendor-supplied modifications for supporting information systems were implemented and tested prior to June 30, 1999, and are believed to be Year 2000 ready.

         With respect to the Company's non-information technology systems, the Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential Year 2000 issues were identified during the preliminary assessment stage, implementation plans were developed and executed. The Company initiated and completed corrective action for its office telephone system and headquarters facility security system, two systems that were identified as not being Year 2000 ready.

         With respect to the Company's suppliers and customers, the Company has initiated preliminary correspondence with selected critical suppliers and customers. Responses received to date indicate that responding suppliers and customers either are currently Year 2000 ready or expect to be Year 2000 ready by December 31, 1999. The Company will continue to seek to obtain responses from suppliers and customers who have not as yet responded to inquiries and is monitoring Year 2000 readiness from respondents not as yet Year 2000 ready.

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $50,000. This estimate is based on presently available information and may require future reassessment. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a modified contingency plan required development and implementation. The Company has incurred $25,000 in implementation costs through June 30, 1999.

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

         The Company established a contingency plan, effective June 30, 1999, based primarily on potential actions that would be required if key vendors or customers are unable to address and resolve Year 2000 issues that would directly or indirectly impact the Company's ability to conduct normal business operations in the year 2000 and beyond. Specifically, the Company has identified potential alternate vendors for critical installation materials, tube and resin, in case primary tube and resin suppliers fail to provide materials critical to the Company's operations. In addition, the Company intends to rely on the geographic separation of its operations facilities and reallocate resources as necessary should vendors fail to supply sufficient electrical power or other utilities to an operations facility, or if transportation of the Company's personnel and equipment is seriously impeded in a particular geographic area.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CERBCO, Inc.

We have audited the accompanying consolidated balance sheets of CERBCO, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
McLean, Virginia
September 23, 1999



                                                             CERBCO, Inc.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended June 30
                                                                 1999                 1998               1997
                                                            ----------------    -----------------   ----------------

Sales                                                        $  23,315,198       $  23,891,215      $   26,541,542
                                                            ----------------    -----------------   ----------------
Costs and Expenses:
    Cost of sales                                               21,617,623          21,190,803          22,422,831
    Selling, general and administrative expenses                 5,302,679           5,307,431           5,751,328
                                                            ----------------    -----------------   ----------------
        Total Costs and Expenses                                26,920,302          26,498,234          28,174,159
                                                            ----------------    -----------------   ----------------
Operating Loss                                                  (3,605,104)         (2,607,019)         (1,632,617)
Investment Income                                                  870,552           1,037,186             258,947
Interest Expense                                                   (42,043)            (60,489)            (39,871)
Other Income - net                                                 414,155             731,256             170,469
                                                            ----------------    -----------------   ----------------
Loss Before Non-Owned Interests and Income Taxes                (2,362,440)           (899,066)         (1,243,072)
Non-Owned Interest in Pretax Earnings (Loss) of
    Midsouth Partners                                             (730,464)         (1,026,402)            196,329
                                                            ----------------    -----------------   ----------------
Earnings (Loss) Before Non-Owned Interests in
    Insituform East, Inc. and Income Taxes                      (1,631,976)            127,336          (1,439,401)
Credit for Income Taxes                                           (693,000)             (8,000)           (874,000)
                                                            ----------------    -----------------   ----------------
Earnings (Loss) Before Non-Owned Interests in
    Insituform East, Inc.                                         (938,976)            135,336            (565,401)
Non-Owned Interests in Loss of Insituform East, Inc.              (725,702)           (223,454)           (366,005)
                                                            ----------------    -----------------   ----------------
Earnings (Loss) from Continuing Operations                        (213,274)            358,790            (199,396)
Discontinued Operations:
    Earnings from discontinued operations of copier
        machine products and services segment                            0                   0           2,166,894
    Gain on disposal of copier machine products and
        services segment - net of income taxes of                        0                   0           8,201,812
        $6,230,000
                                                            ----------------    -----------------   ----------------
        Total Discontinued Operations                                    0                   0          10,368,706
                                                            ================    =================   ================
                                   NET EARNINGS (LOSS)      $     (213,274)     $      358,790      $   10,169,310
                                                            ================    =================   ================

Basic Earnings (Loss) per Share of Common Stock:
    Earnings (loss) from continuing operations              $        (0.14)     $         0.24      $        (0.13)
    Earnings from discontinued operations                             0.00                0.00                1.47
    Gain on disposal                                                  0.00                0.00                5.57
                                                            ================    =================   ================
        Basic Earnings (Loss) per Share                     $        (0.14)     $         0.24      $         6.91
                                                            ================    =================   ================

Diluted Earnings (Loss) per Share of Common Stock:
    Earnings (loss) from continuing operations              $        (0.14)     $         0.24      $        (0.13)
    Earnings from discontinued operations                             0.00                0.00                1.47
    Gain on disposal                                                  0.00                0.00                5.57
                                                            ================    =================   ================
        Diluted Earnings (Loss) per Share                   $                   $                   $
                                                                     (0.14)               0.24                6.91
                                                            ================    =================   ================

See notes to consolidated financial statements.

                                                             CERBCO, Inc.
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                        June 30
                                                                     ----------------------------------------------
                                                                           1999                         1998
                                                                     -----------------            -----------------

ASSETS

Current Assets:
    Cash and cash equivalents                                         $   17,050,119               $   20,405,039
    Accounts receivable                                                    6,592,913                    5,185,047
    Inventories                                                            1,273,402                    1,381,861
    Prepaid and refundable taxes                                             550,453                      948,486
    Prepaid expenses and other                                               339,928                      420,931
                                                                     -----------------
                                                                                                  -----------------
        Total Current Assets                                              25,806,815                   28,341,364
                                                                     -----------------            -----------------

Property, Plant and Equipment:
    Land and improvements                                                  2,018,587                    2,018,587
    Buildings and improvements                                             5,880,498                    5,845,185
    Vehicles and production equipment                                     13,303,716                   11,853,458
    Small tools, radios and machine shop equipment                         4,466,896                    4,545,414
    Office furniture and equipment                                         1,274,822                    1,178,939
                                                                     -----------------            -----------------
                                                                          26,944,519                   25,441,583
    Less accumulated depreciation and amortization                       (15,432,983)                 (14,245,135)
                                                                     -----------------
                                                                                                  -----------------
        Total Property, Plant and Equipment                               11,511,536                   11,196,448
                                                                     -----------------            -----------------

Other Assets:
    Excess of acquisition cost over value of net assets
        acquired - net of accumulated amortization of
        $1,253,580 in 1999 and $1,165,712 in 1998                          1,998,822                    2,320,640
    Cash surrender value of SERP life insurance                            1,730,964                    1,230,255
    Deposits and other                                                        70,489                      122,479
                                                                     -----------------            -----------------
        Total Other Assets                                                 3,800,275                    3,673,374
                                                                     -----------------            -----------------
            Total Assets                                              $   41,118,626               $   43,211,186
                                                                     =================            =================

See notes to consolidated financial statements.

                                                             CERBCO, Inc.
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                     June 30
                                                                  -----------------------------------------------
                                                                        1999                          1998
                                                                  -----------------             -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Loans to Midsouth Partners from non-owned interests                $   400,000                   $   250,000
    Accounts payable and accrued liabilities                             2,958,136                     2,701,678
    Income taxes payable                                                 1,508,353                     1,350,825
    Current portion of capital lease obligations                            42,167                        34,621
                                                                  -----------------             -----------------
        Total Current Liabilities                                        4,908,656                     4,337,124
                                                                  -----------------             -----------------

Long-Term Liabilities:
    Capital lease obligations (less current portion shown above)            62,662                       104,829
    Deferred income taxes                                                  219,000                       915,000
    Accrued SERP liability                                                 847,560                       605,973
                                                                                                -----------------
                                                                  -----------------
    Total Long-Term Liabilities                                          1,129,222                     1,625,802
                                                                  -----------------             -----------------
        Total Liabilities                                                6,037,878                     5,962,926
                                                                  -----------------             -----------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                        10,262,319                    12,068,262
                                                                  -----------------             -----------------

Stockholders' Equity:
    Common stock, $.10 par value
        Authorized:  3,500,000 shares
        Issued and outstanding: 1,189,476 shares (at June 30,              118,947
          1999)
        Issued and outstanding: 1,186,976 shares (at June 30,                                            118,697
          1998)
    Class B Common stock (convertible), $.10 par value
        Authorized:  700,000 shares
        Issued and outstanding: 293,480 shares (at June 30, 1999)           29,348
        Issued and outstanding: 295,980 shares (at June 30, 1998)                                         29,598
    Additional paid-in capital                                           7,527,278                     7,527,278
    Retained earnings                                                   17,142,856                    17,504,425
                                                                  -----------------             -----------------
        Total Stockholders' Equity                                      24,818,429                    25,179,998
                                                                  =================             =================
            Total Liabilities and Stockholders' Equity               $  41,118,626                 $  43,211,186
                                                                  =================             =================


See notes to consolidated financial statements.

                                                             CERBCO, Inc.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                      Common Stock          Class B Common Stock    Additional                 Total Stock-
                               ---------------------------------------------------  Paid-in       Retained      holders'
                                  Shares      Amounts       Shares      Amounts     Capital       Earnings       Equity
                               ---------------------------------------------------------------------------------------------
BALANCE - JULY 1, 1996            1,157,101     $115,710     310,855    $31,085     $7,432,071    $9,422,903    $17,001,769

Net earnings                              0            0           0          0              0    10,169,310     10,169,310
Issuance of stock pursuant to
    exercise of stock options         9,000          900           0          0         35,475             0         36,375
Conversion of Class B stock
    into Common stock                14,500        1,450     (14,500)    (1,450)             0             0              0
Change in ownership interest
    in subsidiary                         0            0           0          0         25,832             0         25,832
Dividends declared                        0            0           0          0              0    (2,298,282)    (2,298,282)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1997           1,180,601      118,060     296,355     29,635      7,493,378    17,293,931     24,935,004

Net earnings                              0            0           0          0              0       358,790        358,790
Issuance of stock pursuant to
    exercise of stock options         6,000          600           0          0         33,900             0         34,500
Conversion of Class B stock
    into Common stock                   375           37        (375)       (37)             0             0              0
Dividends declared                        0            0           0          0              0      (148,296)      (148,296)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1998           1,186,976      118,697     295,980     29,598      7,527,278    17,504,425     25,179,998

Net loss                                  0            0           0          0              0      (213,274)      (213,274)
Conversion of Class B stock
    into Common Stock                 2,500          250      (2,500)      (250)             0             0              0
Dividends declared                        0            0           0          0              0      (148,295)      (148,295)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999           1,189,476     $118,947     293,480    $29,348     $7,527,278   $17,142,856    $24,818,429
                               =============================================================================================


See notes to consolidated financial statements.

                                                             CERBCO, Inc.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    Years Ended June 30
                                                                           1999             1998             1997
                                                                      ---------------  ---------------  ---------------
Cash Flows from Operating Activities:
    Earnings (loss) from continuing operations                        $    (213,274)   $     358,790    $    (199,396)
    Earnings from discontinued operations                                         0                0       10,368,706
                                                                      ---------------  ---------------  ---------------
    Net earnings (loss)                                                    (213,274)         358,790       10,169,310
    Adjustments to reconcile net earnings (loss) to net cash provided by
        (used in) operations:
        Depreciation and amortization                                     2,211,811        2,209,231        2,142,711
        Gain on sale of Capitol Office Solutions included in earnings
            from discontinued operations                                          0                0       (8,201,812)
        Amounts attributable to non-owned interests                      (1,456,166)      (1,249,856)         913,771
        Deferred income taxes                                              (696,000)        (159,000)         256,000
        (Increase) decrease in other assets                                  17,990              358             (447)
        Increase in SERP liability                                          241,587          165,023          263,995
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                   (1,407,866)       1,591,684         (218,805)
            (Increase) decrease in inventories                              108,459          156,156          (55,063)
            (Increase) decrease in other current assets                     479,036         (303,973)        (640,025)
            Increase (decrease) in accounts payable and accrued             256,458         (978,703)       1,127,014
              expenses
            Increase (decrease) in income taxes payable                     157,528       (4,453,899)      (1,198,658)
            Increase in deferred revenue                                          0                0            4,202
                                                                      ---------------  ---------------  ---------------
    Net Cash Provided by (Used in) Operating Activities                    (300,437)      (2,664,189)       4,562,193
                                                                      ---------------  ---------------  ---------------

Cash Flows from Investing Activities:
    Capital expenditures                                                 (2,433,828)      (1,704,188)      (2,629,247)
    Disposal of equipment - net                                              28,797          170,950           28,529
    Proceeds from sale of Capitol Office Solutions - net                          0                0       15,652,845
    Increase in investment in Insituform East                              (115,827)               0          (85,938)
    Cash contributions to Midsouth Partners by non-owned interests                0          276,000                0
    Cash distribution from Midsouth Partners to non-owned interests               0                0         (101,200)
    Increase in cash surrender value of life insurance                     (500,709)        (451,214)        (280,067)
                                                                      ---------------  ---------------  ---------------
      Net Cash Provided by (Used in) Investing Activities                (3,021,567)      (1,708,452)      12,584,922
                                                                      ---------------  ---------------  ---------------

Cash Flows from Financing Activities:
    Proceeds from revolving lines of credit and long-term borrowings              0        1,800,000          800,000
    Principal payments on revolving lines of credit, capital lease
        obligations and long-term borrowings                                (34,621)      (1,828,538)        (835,260)
    Loans to Midsouth Partners from non-owned interests                     400,000          250,000                0
    Repayment of loans to Midsouth Partners from non-owned interests       (250,000)               0                0
    Dividends paid                                                         (148,295)      (2,559,694)        (301,042)
    Proceeds from exercise of stock options                                       0           34,500           36,375
                                                                      ---------------  ---------------  ---------------
    Net Cash Used in Financing Activities                                   (32,916)      (2,303,732)        (299,927)
                                                                      ---------------  ---------------  ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (3,354,920)      (6,676,373)      16,847,188
Cash and Cash Equivalents at Beginning of Year                           20,405,039       27,081,412       10,234,224
                                                                      ===============  ===============  ===============
Cash and Cash Equivalents at End of Year                              $  17,050,119    $  20,405,039    $  27,081,412
                                                                      ===============  ===============  ===============

Supplemental disclosure of cash flow information:
    Interest paid                                                     $      85,013    $      60,489    $      39,871
    Income taxes paid (refunded)                                      $    (552,561)   $   4,739,513    $     313,854

Supplemental disclosure of non-cash investing and financing activities:
    Additions to capital leases                                       $           0    $           0    $      58,543


See notes to consolidated financial statements.

                                  CERBCO, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

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

Business Operations

         CERBCO is a parent holding company with a controlling interest in one principal subsidiary. Insituform East and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipeline using cured-in-place pipe ("CIPP") rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, Insituform East has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform(R) process under territorially exclusive sublicense agreements as explained in Note 8: Commitments. Utilizing other trenchless CIPP processes, Insituform East's wholly-owned subsidiary, Midsouth Partners, operates from and after July 20, 1999 substantially without geographic restriction.

         As a result of the disposal of its interest in Capitol, CERBCO considers itself one operating segment.

Revenue Recognition

         The Company recognizes revenue under contracts to rehabilitate pipeline sections using the units of completion method. Installation of CIPP products is generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

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

         Betterments or improvements which increase the estimated useful life of an asset are capitalized. Repairs and maintenance are charged directly to expense as incurred. The Company incurred repair and maintenance costs of approximately $1,028,000, $742,000 and $984,000 in fiscal years 1999, 1998 and
1997, respectively.

Goodwill

         The excess of cost over the fair value of the Insituform East net tangible assets ("goodwill") acquired in 1985 is amortized using the straight-line method over forty years. The Company annually reviews its goodwill recoverability by assessing the historical profitability of Insituform East and expectations as to its future nondiscounted cash flows and operating income; the continued use of its name; the continued use of its license agreements; and the status of various patents which govern the Insituform process. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 1999.

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result from recognizing certain items of income and expense in consolidated financial statements in different years from those in income tax returns. These temporary differences relate principally to use of accelerated depreciation methods for income tax purposes; timing of the payment of compensated absences; and timing of the recognition of the results of operations of the Company's investment in Midsouth Partners (see Note 4: Investment in Midsouth Partners).

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

2.       Accounts Receivable

         Accounts receivable consist of:
                                                          1999          1998
                                                          ----          ----

         Due from municipal and commercial customers   $6,514,843   $5,134,644
         Miscellaneous                                     78,070       50,403
                                                       ----------   ----------
                                                        6,592,913    5,185,047
         Less: Allowance for doubtful accounts                 0             0
                                                       ----------   ----------
                                                       $6,592,913   $5,185,047
                                                       ==========   ==========

3.       Equity in Insituform East

         At June 30, 1999, CERBCO beneficially held 1,226,400 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 30.2% of the Common Stock, 99.5% of the Class B Common Stock, 34.9% of the total equity and 59.5% of the total voting power of all outstanding classes of Insituform East stock. At June 30, 1998 and 1997, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Insituform East Board of Directors after election of not less than 25% of the directors by holders of shares of Common Stock, voting separately as a class.

         During the year ended June 30, 1999, CERBCO acquired 98,900 shares of Insituform East Common Stock for $115,827. The difference between the cost of the stock and the net book value thereof, $233,950, has been credited to excess of acquisition cost over value of net assets acquired.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 1999, 1998 or 1997. If all the options and warrants outstanding at June 30, 1999 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 31.2% and 55.4%, respectively.

         From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. No shares were purchased in 1999, 1998, or 1997.

4.       Investment in Midsouth Partners

         CERBCO's consolidated financial statements as of June 30, 1999, 1998 and 1997 and for each of the years then ended include the accounts of Midsouth Partners, Insituform East's majority-controlled subsidiary partnership since June 12, 1996. Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. Midsouth Partners was the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20, 1999. The Partnership's general partners at June 30, 1999 were Insitu, Inc., a wholly-owned subsidiary of Insituform East; Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., an affiliate of ITI.

         Management and conduct of the business of Midsouth Partners is vested in a Management Committee. At June 30, 1999, the seven-member Partnership Management Committee consisted of four Insitu, Inc. representatives, one ITI representative, and one Insituform Southwest, Inc. representative. The seventh Committee representative remained disputed at June 30, 1999. Insituform East did not have majority representation on the Partnership Management Committee prior to a June 12, 1996 arbitration award, which, in connection with a default of the Partnership Agreement by ITI's predecessor in interest, E-Midsouth, Inc., granted Insitu, Inc. the unilateral right to appoint an additional Management Committee member in place of one E-Midsouth, Inc. representative.

         Partnership profits and losses were allocated through June 30, 1999 and until July 20, 1999 to the partners as follows:
         Insitu, Inc.                              42.5%
         Insituform Technologies, Inc.             42.5%
         Insituform Southwest, Inc.                15.0%

         Insituform East and ITI had each unconditionally committed to advance funds to Midsouth Partners, up to a maximum of $500,000 each, with interest payable at Chase Manhattan Bank's Prime Lending Rate. These commitments which initially extended through December 31, 1999, were cancelled effective July 20, 1999.

         In March 1999, ITI gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform(R) License Agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize cured-in-place pipe ("CIPP") rehabilitation processes as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

         Insituform East subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement reached July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of Insituform East purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999.

5.       Discontinued Operations

         Prior to June 30, 1997, CERBCO beneficially held 800 shares, and Capitol's president held 400 shares, of Capitol Class B Stock, representing 66 2/3% and 33 1/3%, respectively, of the one outstanding class of Capitol stock.

         On June 30, 1997, Capitol redeemed the 800 shares of Class B stock held by the Company for $19 million plus a pre-redemption dividend of two-thirds of the cash held by Capitol in excess of $800,000 equaling $3,789,593. The redemption price was subject to formula adjustment based upon June 30, 1997 audited financial statements. It was ultimately determined that there was no adjustment to the redemption price. CERBCO's share of Capitol's operating results for the fiscal year ended June 30, 1997 is shown separately in the accompanying consolidated statement of earnings as earnings from discontinued operations. Capitol's sales revenues of $23,552,754 for the fiscal year ended June 30, 1997 is not included in sales in the accompanying consolidated statements of earnings.

6.       Loans Payable

         Insituform East maintains a $3,000,000 intercompany line of credit facility with CERBCO. Loans under this facility are unsecured, due on demand, with interest payable monthly at the commercial bank prime lending rate. The facility, which is available for an indefinite period, was increased to $4,500,000 on August 12, 1999 in connection with Insituform East's acquisition of the remaining partnership interests in Midsouth Partners. At June 30, 1999, Insituform East had $1.8 million outstanding under this agreement.

         Insituform East maintained a $3,000,000 revolving line of credit facility with a commercial bank through February 28, 1999. Due to a change in loan terms sought by the bank, Insituform East let this facility lapse on its expiration date.

7.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:
                                                        1999           1998
                                                        ----           ----

         Accounts payable                            $1,448,725     $1,154,576
         Accrued compensation and related expenses    1,361,115      1,398,806
         Dividends payable                              148,296        148,296
                                                     ----------     ----------
                                                     $2,958,136     $2,701,678
                                                     ==========     ==========

8.       Commitments

         The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $163,000, $452,000 and $499,000 for the years ended June 30, 1999, 1998 and 1997, respectively. In addition, the Company obtains certain mobile production equipment under long-term capital leases. The net book value of equipment under capital lease at June 30, 1999 is approximately $68,000. Minimum future rental commitments under long-term capital and operating leases in effect at June 30, 1999, are as follows:

     Years Ending                                  Capital        Operating
        June 30                                    Leases          Leases

         2000                                     $61,080         $  64,710
         2001                                      39,000            64,710
         2002                                      34,125            64,710
         2003                                       6,500            26,514
         2004                                           0            15,361
         2005 and thereafter                            0                 0
                                                  -------         ---------
         Total Minimum Payments                   140,705         $236,005
                                                                  ========
         Less:  Interest                           35,876
                                                  -------
         Present Value of Minimum Payments                          104,829
         Less:  Current Portion                                      42,167
                                                                   --------
         Long-term Capital Lease Obligations                        $62,662
                                                                    =======

         Insituform East's CIPP rehabilitation using the Insituform process is performed under six sublicense agreements with ITI. These sublicenses grant Insituform East the right to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, and three counties of Kentucky. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of either party. The agreements specify that a royalty equal to 8% of the gross contract price of all contracts performed utilizing the process, less certain fees, be paid to ITI. The total royalty expense was approximately $1,245,000, $1,410,000 and $1,428,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

         Midsouth  Partners  entered into a sublicense  agreement with ITI which granted Midsouth Partners the right to perform the Insituform process in Tennessee, most of Kentucky and northern Mississippi under terms similar to Insituform East's sublicense agreements discussed above. In connection with the Midsouth Settlement Agreement, Midsouth Partners' Insituform(R) License Agreement and its requirement to pay royalties were relinquished effective July 20, 1999.

         Insituform East has also entered into license agreements for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark. Insituform East has committed to pay royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

         Midsouth Partners entered into a license agreement with NuPipe, Inc. for the sale and installation of pre-formed thermoplastic pipe under the NuPipe process and trademark in Tennessee, most of Kentucky and northern Mississippi under terms similar to Insituform East's license agreement discussed above. In connection with the Midsouth Settlement Agreement, Midsouth Partners' NuPipe License Agreement and its requirement to pay royalties were relinquished effective July 20, 1999.

         On December 29, 1997, Insituform East entered into a supply agreement with ITI whereby Insituform East committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement will automatically extend for one year periods unless notice of termination is provided by either party six months prior to the end of any such annual period.

         Effective July 20, 1999, Midsouth Partners executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extends for successive one year periods unless notice of termination is provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

9.       Contingencies

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

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal of the outcome of the Delaware Action to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On February 18, 1999, the D.C Superior Court entered an Order denying the Company's motion on the ground of res judicata, but granting the defendants' summary judgment motion on the issue of punitive damages only. On April 9, 1999, the Court conducted a hearing limited to the issues of causation, damages, and collateral estoppel with respect to the defendants' pending motions. On May 20, 1999, the Court denied the Company's motion for summary judgment on the ground of collateral estoppel. The matter has now been referred to mediation in the District of Columbia, which mediation is currently scheduled to occur on September 30, 1999.

         As previously reported by the Company, on June 30, 1998, Inliner U.S.A. and CAT Contracting, Inc. filed an antitrust suit against ITI, Insituform East, Inc. and Insituform Gulf South, Inc. in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees), Insituform Gulf South, Inc., and Insituform East of Sections 1 and 2 of the Sherman Act, Section 2 of the Clayton Act, as amended by the Robinson-Patman Act, Section 43(a) of the Lanham Act, business disparagement, tortious interference with contracts and prospective business relationships, and unfair competition. Plaintiffs are seeking from the defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million.

         The Company believes Insituform East has strong defenses to, and is vigorously contesting, this suit. On August 17,1998, Insituform East filed its answer denying plaintiffs claims and a motion to dismiss this action. The court has not yet taken action with respect to this motion. Plaintiff's counsel has recently moved to withdraw from the case. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of Insituform East.

         Management believes ultimate resolution of the matters discussed above will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. The Company is also involved in other contingencies, none of which could, in the opinion of management, materially affect the Company's financial position or results of operations.

         As previously reported, on March 11, 1999, ITI filed a declaratory action (the "Declaratory Judgment Action") in the Chancery Court of Delaware against Insitu, Inc. ("Insitu"), a wholly-owned subsidiary of Insituform East, and Insituform East's majority-controlled subsidiary partnership, Midsouth
Partners ("Midsouth"), seeking confirmation of ITI's ability to terminate Midsouth's sub-license agreement (the "Midsouth Sub-License Agreement") for the use of the Insituform process in the territory covering Tennessee and portions of Mississippi and Kentucky (the "Midsouth Territory"). ITI also gave notice of termination of the Midsouth Partnership effective upon the later of (i) 120 days from the date of the notice or (ii) entry of the order requested by ITI in the Delaware Chancery Court.

         On April 1, 1999, Midsouth and Insitu answered the Declaratory Judgment Action and counterclaimed for breaches of fiduciary and contract obligations by ITI and for an injunction and a stay of the Declaratory Judgment Action pending the outcome of the arbitration. At the same time, Insitu filed against ITI and Insituform Southwest, Inc. a demand for arbitration with the American
Arbitration Association. Insitu's arbitration complaint alleged that ITI's purported termination and dissolution of Midsouth was in violation of partnership and fiduciary obligations owed to Insitu under applicable law and that such action was undertaken to usurp for ITI the opportunities of Midsouth in the Midsouth Territory.

         On May 7, 1999, the Delaware Chancery Court issued a Preliminary Injunction Decree enjoining ITI from exploiting the Insituform process in the Midsouth Territory and ordering the arbitration commenced by Insitu to proceed. On July 19, 1999, the American Arbitration Associated notified the parties of its decision to set hearings in late July and agreement to go forward on the merits of Insitu's complaint.

         On July 20, 1999, ITI entered into settlement with Insituform East and related parties concerning Midsouth Partners (the "Midsouth Settlement Agreement"). Under terms of the Midsouth Settlement Agreement, all remaining disputes before the Delaware Chancery Court and the American Arbitration Association were dismissed (see Note 4: Investment in Midsouth Partners).

10.      Common Stock

         The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In 1999, 1998 and 1997, 2,500 shares, 375 shares and 14,500 shares, respectively, of Class B Common Stock were converted to Common Stock.

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

11.      Income Taxes

         The provision (credit) for taxes is composed of the following (in thousands):

                                                    1999      1998         1997
                                                    ----      ----         ----
Current:
    Federal                                           $5     $ 158       $5,177
    State                                             (2)       (7)         (77)
                                                   -----     -----       ------
        Total current                                  3       151        5,100
                                                   -----     -----       ------
Deferred:
    Federal                                         (607)     (139)         223
    State                                            (89)      (20)          33
                                                   -----     -----       ------
        Total deferred                              (696)     (159)         256
                                                   -----     -----       ------
            Total provision (credit) for taxes     $(693)    $  (8)      $5,356
                                                   =====     =====       ======

         The provision (credit) for income taxes is different from that computed using the statutory federal income tax rate of 34% for the following reasons (in thousands, except percentages):

                                                               1999                  1998                  1997
                                                               ----                  ----                  ----
                                                         Amounts        %        Amounts      %        Amounts      %

Taxes computed at statutory rate                           $(552)      (34)        $44        34        $5,154     34
Increase (decrease) in taxes resulting from:
    State and local income taxes, net of federal
        income tax benefit (expense)                        (112)       (7)        (45)      (35)         (59)      (1)
    Non-taxable income                                       (80)       (4)        (54)      (42)            0       0
    Nondeductible items                                       51         3          47        37            17       0
    Other                                                      0         0           0         0           244       2
                                                           -----       ---         ----       ---       ------      --
        Total provision for taxes                          $(693)      (42)        $(8)       (6)       $5,356      35
                                                           =====       ===         ====       ===       ======      ==

         The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows (in thousands):

                                                 1999                  1998                  1997
                                                 ----                  ----                  ----

Depreciation                                   $  (44)               $   14                 $  80
Net operating loss carry forward                 (729)                    0                     0
Midsouth Partners operations                       36                  (188)                  (10)
Deferred compensation                              (4)                   10                   (12)
Deferred revenue                                   51                    12                   201
Other                                              (6)                   (7)                   (3)
                                                -----                 -----                  ----
  Total deferred taxes                          $(696)                $(159)                 $256
                                                =====                 =====                  ====

         Deferred Income Taxes, provided for the tax effect of cumulative temporary differences between income tax and financial reporting purposes, consists of the following (in thousands):

                                                 1999                  1998
                                                 ----                  ----

Depreciation                                   $1,071                $1,115
Net operating loss carry forward                 (729)                    0
Midsouth Partners operations                      (77)                 (113)
Deferred compensation                             (19)                  (51)
Deferred revenue                                    0                   (15)
Other                                             (27)                  (21)
                                               ------                 -----
                                               $  219                 $ 915
                                               ======                 =====

12.      Earnings (Loss) Per Share

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

                         1999              1998                      1997
                         ----              ----                      ----

        Basic         1,482,956         1,482,808                 1,471,178
                      =========         =========                 =========
        Diluted       1,482,956         1,482,808                 1,471,178
                      =========         =========                 =========

13.      Retirement Benefit Plans

         Employees of East, including employees of the parent company, CERBCO, and Midsouth Partners who meet certain minimum eligibility requirements and who are not covered by a collective bargaining agreement participate in separate profit-sharing plans. No employees were covered by collective bargaining agreements as of June 30, 1999. Contributions to the plans are determined annually by the respective companies. During the years ended June 30, 1999, 1998 and 1997, the Company recognized profit sharing expense of approximately $243,000, $48,000 and $276,000, respectively.

14.      Supplemental Executive Retirement Plans

         CERBCO has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was $185,965, $165,023 and $263,995 for the fiscal years ended June 30, 1999, 1998, and 1997, respectively. CERBCO established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of life insurance. This trust is subject to the claims of CERBCO's creditors in the event of bankruptcy or insolvency.

         On January 1, 1998, Insituform East established a similar unfunded supplemental pension plan for its three executive officers who are not otherwise participants in the CERBCO plan. The expense for this plan was $59,673 and $17,715 for the fiscal years ended June 30, 1999 and 1998, respectively.

         On July 1, 1998, Insituform East established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies on the lives of two of the three plan-covered officers. One of the three officers did not qualify for such insurance and, therefore, any premature death of this officer prior to retirement would result in an accelerated recognition by Insituform East of his unaccrued plan benefits. Assets of the trust are subject to the claims of Insituform East's creditors in the event of bankruptcy or insolvency.

15.      Stock Option Plans

         During fiscal year 1987, CERBCO adopted the 1986 Directors' Stock Option Plan. Under the terms of this plan, up to 75,000 shares of Common Stock were reserved for the Company's Directors. All options granted under this plan have been exercised or expired as of June 30, 1998. No further grants under this plan are anticipated. The following is a summary of transactions for the 1986 Directors' Stock Option Plan:

                                                     Shares Under Option
                                                     1998           1997

         Outstanding, beginning of year             6,000         15,000
         Granted during the year                        0              0
         Exercised during the year                 (6,000)        (9,000)
         Expired/canceled during the year               0              0
                                                ---------        -------
         Outstanding, end of year                       0          6,000
                                                =========        =======

         During fiscal year 1998, CERBCO adopted the 1997 Directors' Stock Option Plan. Under the terms of this plan, up to 125,000 shares of Common Stock have been reserved for the Company's Directors. All grants of options are made at the market price on the date of the grant. CERBCO granted options on 20,000 shares (options on 5,000 shares to each of four directors) of CERBCO's Common Stock on December 18, 1998 and December 19, 1997, at the option prices of $7.656 per share and $9.40625 per share, respectively, exercisable within five years of the date of the grants. The following is a summary of transactions for the 1997 Directors' Stock Option Plan:

                                                 Shares Under Option
                                                 1999           1998

         Outstanding, beginning of year         20,000              0
         Granted during the year                20,000         20,000
         Exercised during the year                   0              0
         Expired/canceled during the year            0              0
                                                ------         ------
         Outstanding, end of year               40,000         20,000
                                                ======         ======

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") during the year ended June 30, 1997. As allowed under provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123, the Company is required to make pro forma disclosures of net earnings (loss) and net earnings
(loss) per share as if the fair value-based method of accounting had been applied.


         Summary information for stock options granted during the years ended June 30, 1999 and 1998 is as follows:

                                                    Years ended June 30
                                                    -------------------
                                                1999                    1998
                                                ----                    ----
         Date of grant                        12/18/98                12/19/97
         Option shares granted                  20,000                  20,000
         Per share exercise price                $7.66                   $9.41
         Fair value per option share             $3.26                   $4.65

         The fair value of options  granted during the years ended June 30, 1999
and  1998  was   estimated  on  the  date  of  the  grants  using  the  binomial option-pricing model using the following assumptions:

                                                  Years ended June 30
                                                  -------------------
                                                1999               1998
                                                ----               ----

         Risk-free interest rate                4.58%              4.69%
         Expected option term                   5 years            5 years
         Expected stock price volatility          46%                55%
         Expected dividend yield                   1%                 1%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net earnings (loss) and pro forma basic and diluted net earnings (loss) per share for the years ended June 30, 1999 and 1998 would be as follows:

                                                        Years ended June 30
                                                   ----------------------------
                                                       1999             1998
                                                       ----             ----
        Net Earnings (Loss):
            As reported                            $(213,274)          $358,790
            Pro forma                              $(256,284)          $297,384
        Basic Net Earnings (Loss) Per Share:
            As reported                               $(0.14)             $0.24
            Pro forma                                 $(0.17)             $0.20
        Diluted Net Earnings (Loss) Per Share:
            As reported                               $(0.14)             $0.24
            Pro forma                                 $(0.17)             $0.20

16.      Unaudited Quarterly Financial Data

         The following table provides summarized quarterly results of operations for fiscal years 1999 and 1998 (in thousands, except per share information):

                                                                   Three Months Ended
1999                                          September 30      December 31      March 31    June 30
----                                          ------------      -----------      --------    -------

Sales                                           $6,048             $5,898        $4,993      $6,376
Gross profit (loss)                                997                867          (332)        164
Earnings (loss) from continuing operations          35                (11)         (142)        (95)
Net earnings (loss)                                 35                (11)         (142)        (95)
Net earnings (loss) per share:                    0.02              (0.01)        (0.10)      (0.05)

1998                                          September 30      December 31      March 31    June 30
----                                          ------------      -----------      --------    -------

Sales                                           $9,148             $5,488        $4,147      $5,108
Gross profit (loss)                              2,778                114          (364)        172
Earnings (loss) from continuing operations         393                 36          (109)         39
Net earnings (loss)                                393                 36          (109)         39
Net earnings (loss) per share                     0.27               0.02         (0.07)       0.02

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)      Identification of CERBCO Directors

Name                     Age   Director Since    Other Positions with Registrant

Robert W. Erikson        54    December 1974 1/  President
George Wm. Erikson       57    November 1975 1/  Chairman & General Counsel
Webb C. Hayes, IV        51    April 1991        None
Paul C. Kincheloe, Jr.   58    April 1991        None

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

(b)      Identification of CERBCO Executive Officers

Name                Age  Position(s)                            Held Since

Robert W. Erikson    54  President                              February 1988
George Wm. Erikson   57  Chairman & General Counsel             February 1988
Robert F. Hartman    52  Vice President, Secretary & Treasurer  February 1988 1/

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

                  Mr. Hayes is a Managing Director of Private Client Services at Friedman, Billings, Ramsey Group, Inc. as of May 1999. He was a Director and Vice Chairman of United Bank from June 1997 to May 1999. He was a Director and Executive Vice President of George Mason Bankshares, Inc. and Chairman, President and CEO of The George Mason Bank, N.A., from May 1996 to June 1997. Previously, he was Chairman of the Board of Palmer National Bancorp, Inc. and The Palmer National Bank from March 1985 to May 1996, and President and Chief Executive Officer from March 1983 to May 1996. Mr. Hayes serves as a Director of Insituform East and was a Director of Capitol Office Solutions until June 30, 1997. He is also a Director of Citizens Corporation in Eastman, Georgia, and is a member of the Board of Visitors of the University of North Carolina. In January 1995, he completed a three year term as a Director of the Federal Reserve Bank of Richmond. Mr. Hayes holds a B.A. degree from the University of North Carolina and an executive management degree from Columbia University School of Business.

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

(f)      Involvement in Certain Legal Proceedings

         Not applicable.

Item 11.  Executive Compensation

         As of July 1, 1997, CERBCO is a parent holding company with a controlling interest, through its wholly owned subsidiary, CERBERONICS, in Insituform East ("IEI"). Prior to June 30, 1997, CERBCO also had a controlling interest in Capitol Office Solutions, Inc. ("COS"). CERBCO officers also participate, or participated in the case of COS prior to June 30, 1997, in the management of one or more of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and its subsidiaries for the fiscal years ended June 30, 1999, 1998 and 1997:

                                                      SUMMARY COMPENSATION TABLE

                                                                                            Long-Term Compensation
                                                                                        -----------------------------
                                                     Annual Compensation                       Awards         Payouts
                                         ---------------------------------------------- --------------------  -------
         Name                                                   Other         Total      Restricted
          and                                                   Annual        Annual       Stock    Options/    LTIP     All Other
       Principal                         Salary     Bonus    Compensation  Compensation   Awards      SARs    Payouts   Compensation
       Position       Year                 ($)       ($)        ($) 2/         ($)          ($)       (#)       ($)        ($) 3/
------------------------------------------------------------------------------------------------------------------------------------

Robert W. Erikson     1999   CERBCO      $11,475        $0            $0       $11,475         $0     5,000        $0            $0
Director &                   IEI         216,607         0             0       216,607          0    15,000         0        13,076
President 1/                 CERBERONICS  90,640         0             0        90,640          0         0         0             0
                                        --------        --            --      --------         --    ------        --       -------
                                        $318,722        $0            $0      $318,722         $0    20,000        $0       $13,076
                                        ========        ==            ==      ========         ==    ======        ==       =======

                      1998   CERBCO      $11,480        $0            $0       $11,480         $0     5,000        $0            $0
                             IEI         215,030         0             0       215,030          0    15,000         0         2,345
                             CERBERONICS  90,339         0             0        90,339          0         0         0             0
                                        --------        --            --      --------         --    ------        --        ------
                                        $316,849        $0            $0      $316,849         $0    20,000        $0        $2,345
                                        ========        ==            ==      ========         ==    ======        ==        ======

                      1997   CERBCO      $11,053       $ 0            $0       $11,053         $0         0        $0            $0
                             IEI         208,649         0             0       208,649          0    15,000         0        11,247
                             COS          65,924    23,095             0        89,019          0         0         0             0
                                        --------   -------            --      --------         --    ------        --       -------
                                        $285,626   $23,095            $0      $308,721         $0    15,000        $0       $11,247
                                        ========   =======            ==      ========         ==    ======        ==       =======


George Wm. Erikson    1999   CERBCO      $11,475        $0            $0       $11,475         $0     5,000        $0            $0
Director, Chairman           IEI         216,607         0             0       216,607          0    15,000         0        15,476
 & General Counsel 1/        CERBERONICS  90,640         0             0        90,640          0         0         0             0
                                        --------        --            --        ------         --         -        --       -------
                                        $318,722        $0            $0      $318,722         $0    20,000        $0       $15,476
                                        ========   =======            ==      ========         ==    ======        ==       =======

                      1998   CERBCO      $11,480        $0            $0       $11,480         $0     5,000        $0            $0
                             IEI         215,030         0             0       215,030          0    15,000         0         4,745
                             CERBERONICS  90,339         0             0        90,339          0         0         0             0
                                        --------   -------            --      --------         --    ------        --       -------
                                        $316,849        $0            $0      $316,849         $0    20,000        $0        $4,745
                                        ========   =======            ==      ========         ==    ======        ==       =======

                      1997   CERBCO      $11,053       $ 0            $0       $11,053         $0         0        $0            $0
                             IEI         208,649         0             0       208,649          0    15,000         0        11,613
                             COS          65,924    23,095             0        89,019          0         0         0             0
                                       ---------   -------            --      --------         --    ------        --       -------
                                        $285,626   $23,095            $0      $308,721         $0    15,000        $0       $11,613
                                        ========   =======            ==      ========         ==    ======        ==       =======


Robert F. Hartman     1999   CERBCO      $8,475        $0            $0         $8,475         $0         0        $0            $0
Vice President,              IEI         92,195         0             0         92,195          0         0         0         7,626
 Secretary &                 CERBERONICS  3,000         0             0          3,000          0         0         0             0
 Treasurer                             --------   -------            --       --------         --    ------        --       -------
                                       $103,670        $0            $0       $103,670         $0         0        $0        $7,626
                                       ========   =======            ==       ========         ==    ======        ==       =======

                      1998   CERBCO      $9,207        $0            $0         $9,207         $0         0        $0            $0
                             IEI         91,524     2,000             0         93,524          0         0         0         2,874
                             CERBERONICS  2,273         0            0           2,273          0         0         0             0
                                       ---------   -------            --      --------         --    ------        --       -------
                                       $103,004    $2,000           $0        $105,004         $0         0        $0        $2,874
                                        ========   =======            ==      ========         ==    ======        ==       =======

                      1997   CERBCO     $11,053        $0             0        $11,053         $0         0        $0            $0
                             IEI         88,808         0             0         88,808          0         0         0         8,010
                                       ---------   -------            --      --------         --    ------        --       -------
                                        $99,861       $ 0            $0        $99,861         $0         0        $0         $8,010
                                        ========   =======            ==      ========         ==    ======        ==       =======

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


COMPENSATION PURSUANT TO PLANS

CERBCO, Inc. Plans

CERBCO Supplemental Executive Retirement Plan

         During fiscal year 1994, CERBCO entered into Supplemental Executive Retirement Agreements with Messrs. Robert Erikson, George Erikson and Robert Hartman pursuant to a Supplemental Executive Retirement Plan (the "CERBCO
SERP"). The agreements provide for monthly retirement benefits of 50% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries as defined in and limited by the executive's agreement, for Messrs. Robert Erikson and George Erikson. In the case of Mr. Robert Hartman, the agreement provides for 25% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries as defined in and limited by the executive's agreement. Each covered executive's benefit under the plan is payable in equal monthly amounts for the remainder of the covered executive's life beginning as of any date on or after his 62nd birthday (at the covered executive's election) but not before his termination of service. Payments under the CERBCO SERP are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

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

         Each executive's covered compensation under the CERBCO SERP is equal to his final base salary as defined in and limited by the executive's agreement. The maximum covered compensation for Messrs. Robert Erikson and George Erikson is limited to $20,834 per month ($250,000 annually), increased 2% annually beginning in 1993. The maximum covered compensation for Mr. Robert Hartman is limited to $7,500 per month ($90,000 annually), increased 2% annually beginning in 1993.

         The following table sets forth information concerning vested annual benefits as of June 30, 1999 for the executives listed in the Summary Compensation Table covered by the CERBCO SERP:

                              Years of Credited        Current Annual            Vested                Vested
Name                         Service Under Plan     Covered Compensation       Percentage          Annual Benefit

Robert W. Erikson                     7                   $   281,541             38.89%           $    54,744
George Wm. Erikson                    7                   $   281,541             48.67%           $    65,893
Robert F. Hartman                     7                   $   101,355             35.00%           $     8,869

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

         The terms of the CERBCO 1997 Directors' Plan contemplated that each director of the Company be granted an option to purchase 5,000 shares of the Company's Common Stock each year for five years, for a total of 25,000 shares of Common Stock per director, beginning in fiscal year 1997. On December 18, 1998, options on a total of 20,000 shares of Common Stock were granted to directors of the Company (options on 5,000 shares to each of four directors) at a per share price of $7.656. No options available under the plan were exercised by directors of the Company during fiscal year 1999.

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

         During fiscal year 1999, Insituform East contributed an amount equal to 4.0% of the total compensation paid to all participating employees.

Names and Capacities in Which                                     Contributions for      Vested Percent
Cash Contributions Were Made                                      Fiscal Year 1999 1/    as of 6/30/99

George Wm. Erikson, Chairman                                           $13,076                100%
Robert W. Erikson, President                                           $13,076                100%
Robert F. Hartman, Vice President - Administration & Secretary         $ 7,296                100%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)                             $61,133                N/A

1/ Total contributions to employees of $276,088 include Insituform East's contribution of $195,506 and reallocated amounts totaling $80,582 forfeited by former participants who terminated employment with Insituform East during fiscal year 1999.

         The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. As mandated by the plan, Insituform East contributed an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. During the fiscal year ended June 30, 1999, Insituform East made the following contributions for the Company's officers:

Names and Capacities in Which                                     Contributions for      Vested Percent
Cash Contributions Were Made                                      Fiscal Year 1999 1/    as of 6/30/99

George Wm. Erikson, Chairman                                            $2,400                100%
Robert W. Erikson, President                                            $    0                100%
Robert F. Hartman, Vice President - Administration & Secretary          $  330                100%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)                              $7,007                N/A

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

         On December 11, 1998, options on a total of 105,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of seven directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $1.1407. No options available under this plan were exercised by directors of Insituform East during fiscal year 1999.

OPTION/SAR GRANTS TABLE

         The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 1999 under the CERBCO 1997 Directors' Plan or the IEI 1994 Directors' Plan:

                                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                                  Potential Realized
                                                                                                   Value at Assumed
                                              Individual Grants                                 Annual Rates of Stock
                                                                                                  Price Appreciation
                                                                                                   for Option Term
                         ------------------------------------------------------------           -----------------------
                              Option/        % of Total Options/SARs     Exercise or   Expiration
           Name                 SARs         Granted to Employees in         Base         Date      5% ($)   10% ($)
                            Granted (#)            Fiscal Year            ($/Share)
--------------------------- ------------- ------------------------------ ------------- ----------- --------- ---------
Robert W. Erikson
  CERBCO 1997
     Directors' Plan             5,000                  25%                  $7.656     12/18/03   $10,576   $23,335
  IEI 1994 Directors' Plan      15,000                  14%                  $1.250     12/11/03   $  5,180  $11,447

George Wm. Erikson
CERBCO 1997
     Directors' Plan             5,000                  25%                  $7.656     12/18/03   $10,576   $23,335
  IEI 1994 Directors' Plan      15,000                  14%                  $1.250     12/11/03   $  5,180  $11,447

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

         No option or Stock Appreciation Right grants made under the CERBCO 1997 Directors' Plan, or the IEI 1994 Directors' Plan, to any of the named executive officers were exercised during fiscal year 1999. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 1999:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                     Number of Unexercised     Value of Unexercised in the
                                                                   Options/SARs at FY-End(#)      Money Options/SARs at
                                                                                                         FY-End($)
                                                                   -------------------------- -------------------------
                                 Shares
Name                             Acquired on      Value Realized   Exercisable  Unexercisable Exercisable Unexercisable
                                 Exercise (#)           ($)
-------------------------------- ---------------- ---------------- ------------ ------------- ----------- -------------

Robert W. Erikson
  CERBCO 1997
    Directors' Plan                     0               $0           10,000          0          $    0         $0
  IEI 1994 Directors' Plan              0               $0           75,000          0          $1,640         $0

George Wm. Erikson
  CERBCO 1997
    Directors' Plan                     0               $0           10,000          0          $    0         $0
  IEI 1994 Directors' Plan              0               $0           75,000          0          $1,640         $0

REPRICING OF OPTIONS/SARs

         Neither the Company nor Insituform East have adjusted or amended the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 1999.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors does not have a compensation committee; the Board of Directors as a whole serves in that equivalent capacity. Messrs. George Erikson and Robert Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and President, respectively, participated during fiscal year 1999 in deliberations of the Board of Directors concerning executive officer compensation.

         Messrs. George Erikson and Robert Erikson are both members of the Board of Directors and executive officers of Insituform East. In their capacities as directors of this subsidiary company, they participated during fiscal year 1999 in deliberations of its Board of Directors concerning executive officer compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following table reflects, as of September 17, 1999, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:

Name & Address of                                                  Amount and Nature of
Beneficial Owner                      Title of Class               Beneficial Ownership           Percent of Class

Robert W. Erikson                       Common Stock                       60,700  1/                       5.1%
3421 Pennsy Drive                       Class B Common Stock              131,750  1/                      44.5%
Landover, MD

George Wm. Erikson                      Common Stock                       59,602  2/                       5.0%
3421 Pennsy Drive                       Class B Common Stock              115,814  2/                      39.1%
Landover, MD

Emanon Partners, LLP                    Common Stock                      135,500  3/                      11.4%
200 Park Avenue, Suite 3900
New York, NY

1/ Record and beneficial ownership, sole voting and sole investment power.
2/ Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
3/ Beneficial ownership, sole voting and sole investment power as publicly disclosed in Form 4 filed on August 10, 1999 with the Securities and Exchange Commission.

(b)      Security Ownership of Management

         The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of September 17, 1999, and with respect to all directors and officers of CERBCO as a group:

                                                        Amount & Nature of Beneficial Ownership
Name of Beneficial Owner      Title of Class           Owned Outright        Exercisable Options  Percent of Class
------------------------      --------------           --------------        -------------------  ----------------
Robert W. Erikson               Common Stock                  60,700    1/            10,000                5.8%
                                Class B Common Stock         131,750    1/                 0               44.8%

George Wm. Erikson              Common Stock                  59,602    2/            10,000                5.7%
                                Class B Common Stock         115,814    2/                 0               39.0%

Webb C. Hayes, IV               Common Stock                   4,500                  10,000                1.2%

Paul C. Kincheloe, Jr.          Common Stock                   7,500                  10,000                1.4%

All  Directors and Officers as  Common Stock                 132,302                  40,000               14.0%
   a Group (5 persons           Class B Common Stock         247,564                       0               83.4%
   including those named
   above) 3/

1/ Record and beneficial ownership, sole voting and sole investment power.
2/ Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
3/ Mr. George Erikson also is the beneficial  owner of 16,500 shares of Common
Stock (less than 1% of such class) of Insituform East, Incorporated, a subsidiary of the Company. In addition, Messrs. George Erikson and Robert
Erikson each are the beneficial owners of exercisable options on 75,000 shares of the Common Stock (approximately 1.7% of such class) of Insituform East, Incorporated, pursuant to the Insituform East 1994 Board of Directors' Stock
Option Plans.

(c)      Changes in Control

         There were no changes in control of the Company during the year ended June 30, 1999.

Item 13.  Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         See Item 13.(c) below.

(b)      Certain Business Relationships

         Not applicable.

(c)      Indebtedness of Management

         In accordance with the Company's By-laws and pursuant to authorizations by the Board of Directors, the Company made certain advancements to Mr. George Erikson, Director, Chairman & General Counsel, and certain advancements to Mr. Robert Erikson, Director & President (together, "the Eriksons") for their respective legal fees and expenses which each incurred for personal legal representation in connection with the stockholder lawsuit filed in August 1990 challenging a proposed but unconsummated transaction between each of the Eriksons and Insituform Technologies, Inc. (see Part II, Item 8, "Notes to Consolidated financial Statements Note 9. Contingencies").

         As of September 17, 1999, pursuant to such Board authorizations, the Company expensed and advanced in total $600,482 to Mr. George Erikson and expensed and advanced in total $600,482 to Mr. Robert Erikson.

         Pending a final outcome of these legal proceedings, and as contemplated by the Company's By-laws, the Board of Directors deferred consideration or ultimate determination of entitlement of Mr. George Erikson and/or Mr. Robert Erikson to indemnification by the Company for such legal fees and expenses. The legal proceedings in this suit are now completed and, accordingly, the Board of Directors will consider the entitlement by the Eriksons to indemnification under the Company's By-laws. If it is ultimately determined by the Board of Directors or otherwise in accordance with Section 145 of Delaware Corporation Law that Mr. George Erikson and/or Mr. Robert Erikson are not entitled to indemnification for any such legal fees and expenses under Section 145 of Delaware Corporation Law, such advances shall be reimbursed by Mr. George Erikson and/or Mr. Robert Erikson to the Company pursuant to an agreement with the Company executed by each of the Eriksons and delivered to the Board of Directors.

(d)      Transactions with Promoters

         Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Financial Statements

The following consolidated financial statements of CERBCO, Inc. and
subsidiaries are included in PART II, Item 8:                             Pages

Independent Auditors' Report                                                 16

Consolidated Statements of Operations for the Years Ended
June 30, 1999, 1998 and 1997                                                 17

Consolidated Balance Sheets as of June 30, 1999 and 1998                  18-19

Consolidated Statements of Stockholders' Equity for the
Years Ended June 30, 1999, 1998 and 1997                                     20

Consolidated Statements of Cash Flows for the Years Ended
June 30, 1999, 1998 and 1997                                                 21

Notes to Consolidated Financial Statements                                22-32

         (2)      Financial Statement Schedules

         Schedules have been omitted for the reason that they are not required, or are not applicable, or that the required information is given in the financial statements and notes thereto.

         (3)      Exhibits

27.      Financial Data Schedule

                                                                          Pages
99. CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 1999; Balance Sheet
Information  and Consolidating  Elimination  Entries as of
June 30, 1999, and Related Independent Auditors' Report                   46-49

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on September 24, 1999.


                                /s/  ROBERT W. ERIKSON
                                Robert W. Erikson
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title             Capacity                           Date



/s/  ROBERT W. ERIKSON
Robert W. Erikson             Director,                          Sept. 24, 1999
President                     Principal Executive Officer



/s/  GEORGE Wm. ERIKSON
George Wm. Erikson            Director,                          Sept. 24, 1999
Chairman & General Counsel    Principal Executive Officer



/s/  ROBERT F. HARTMAN
Robert F. Hartman             Principal Financial Officer,
Vice President, Secretary     Principal Accounting Officer       Sept. 24, 1999
  & Treasurer



/s/  WEBB C. HAYES, IV
Webb C. Hayes, IV             Director                           Sept. 24, 1999



/s/  PAUL C. KINCHELOE, JR.
Paul C. Kincheloe, Jr.        Director                           Sept. 24, 1999

                       Exhibits to CERBCO, Inc. Form 10-K



Exhibit 27.    CERBCO, Inc. Financial Data Schedule

Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 1999; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 1999, and Related Independent Auditors' Report.

               Note: Exhibit 27, the Financial Data Schedule, is a requirement by the Securities and Exchange Commission to be submitted only with the electronic filing of Form 10-K. Therefore, since this schedule contains summary financial information found elsewhere in this report, it is not included here.

  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Stockholders of CERBCO, Inc.

  We have audited the consolidated financial statements of CERBCO, Inc. and subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated September 23, 1999; such financial statements and report are included in this Annual Report on Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating schedules as of, and for the year ended June 30,1999 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position and results of operations of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


  /s/ DELOITTE & TOUCHE LLP
  DELOITTE & TOUCHE LLP
  McLean, Virginia
  September 23, 1999