Form 10-Q
period 1999-09-30
CERBCO INC
filed 1999-11-12
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended:                               September 30, 1999
                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from -------------------- to -------------------------


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


As of November 9, 1999, the following number of shares of each of the issuer's classes of common stock were outstanding:
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

         Condensed Consolidated Statements of Earnings for the
         Three Months Ended September 30, 1999 and
         September 30, 1998 (unaudited)........................................3

         Condensed Consolidated Balance Sheets as of September 30, 1999
         and June 30, 1999 (unaudited).........................................4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1999 and
         September 30, 1998 (unaudited)........................................6

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities and Use of Proceeds............................14

Item 3.  Defaults upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                                For the three months ended Sept. 30
                                                                                     1999                 1998

Sales                                                                           $  7,314,454         $  6,047,942
                                                                                ------------         ------------

Costs and Expenses:
  Cost of sales                                                                    6,119,386            5,050,451
  Selling, general and administrative expenses                                     1,262,726            1,206,539
                                                                                ------------         ------------
    Total Costs and Expenses                                                       7,382,112            6,256,990
                                                                                ------------         ------------

Operating Loss                                                                       (67,658)            (209,048)
Investment Income                                                                    178,412              250,862
Interest Expense                                                                      (7,450)             (12,705)
Other Income - net                                                                    20,194               33,638
                                                                                ------------         ------------
Earnings Before Non-Owned Interests and Incomes Taxes                                123,498               62,747
Non-Owned Interest in Pretax Loss of Midsouth Partners                                19,889               61,623
                                                                                ------------         ------------
Earnings Before Non-Owned Interests in Insituform East, Inc.
  and Income Taxes                                                                   143,387              124,370
Provision for Income Taxes                                                            60,000               54,000
                                                                                -------------        ------------
Earnings Before Non-Owned Interests in Insituform East, Inc.                          83,387               70,370
Non-Owned Interests in Earnings of Insituform East, Inc.                             (37,886)             (35,633)
                                                                                ------------         ------------
                                                                  NET EARNINGS  $     45,501         $     34,737
                                                                                ============         ============

Net Earnings per Share of Common Stock:
  Basic Earnings per Share                                                      $       0.03         $        0.02
                                                                                ============         =============
  Diluted Earnings per Share                                                    $       0.03         $        0.02
                                                                                ============         =============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                     As of
                                                                                    -------------------------------------
                                                                                    Sept. 30, 1999         June 30, 1999
                                                                                    ----------------      ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                           $14,606,824           $17,050,119
  Accounts receivable                                                                   7,870,943             6,592,913
  Inventories                                                                           1,149,239             1,273,402
  Prepaid and refundable taxes                                                             87,677               550,453
  Prepaid expenses and other                                                              280,547               339,928
                                                                                      -----------           -----------
    Total Current Assets                                                               23,995,230            25,806,815
                                                                                      -----------           -----------

Property, Plant and Equipment - at cost less accumulated depreciation of
  $15,993,670 at September 30, 1999 and $15,432,983 at June 30, 1999                   11,626,542            11,511,536
                                                                                      -----------           -----------

Other Assets:
  Excess of acquisition  cost over value of net assets acquired less accumulated amortization of $1,272,687 at September 30, 1999 and $1,253,580 at
    June 30, 1999                                                                       1,948,956             1,998,822
  Cash surrender value of SERP life insurance                                           1,806,369             1,730,964
  Deposits and other                                                                       88,934                70,489
                                                                                      -----------           -----------
    Total Other Assets                                                                  3,844,259             3,800,275
                                                                                      ===========           ===========
      Total Assets                                                                    $39,466,031           $41,118,626
                                                                                      ===========           ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                               As of
                                                                                 -------------------------------------
                                                                                 Sept. 30, 1999       June 30, 1999
                                                                                 ----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loans to Midsouth Partners from non-owned interests                            $           0        $    400,000
  Accounts payable and accrued liabilities                                           2,998,139           2,958,136
  Income taxes payable                                                               1,075,432           1,508,353
  Current portion of capital lease obligations                                          38,696              42,167
                                                                                 -------------        ------------
    Total Current Liabilities                                                        4,112,267           4,908,656
                                                                                 -------------        ------------

Long-Term Liabilities:
  Capital lease obligations (less current portion shown above)                          56,356              62,662
  Deferred income taxes                                                                255,000             219,000
  Accrued SERP liability                                                               906,893             847,560
                                                                                 -------------        ------------
    Total Long-term Liabilities                                                      1,218,249           1,129,222
                                                                                 -------------        ------------
      Total Liabilities                                                              5,330,516           6,037,878
                                                                                 -------------        ------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                     9,271,585          10,262,319
                                                                                 -------------        ------------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,189,476 shares                                          118,947             118,947
Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding: 293,480 shares                                              29,348              29,348
Additional paid-in capital                                                           7,527,278           7,527,278
  Retained earnings                                                                 17,188,357          17,142,856
                                                                                 -------------        ------------
    Total Stockholders' Equity                                                      24,863,930          24,818,429
                                                                                 =============        ============
      Total Liabilities and Stockholders' Equity                                   $39,466,031         $41,118,626
                                                                                 =============        ============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the three months ended Sept. 30
                                                                        -----------------------------------
                                                                               1999                 1998
                                                                        -----------------     ----------------

Cash Flows from Operating Activities:
  Net earnings                                                          $       45,501        $       34,737
  Adjustments to reconcile net earnings
    to net cash used in operations:
    Depreciation and amortization                                              600,145               510,204
    Amounts attributable to non-owned interests                                 17,997               (25,990)
    Deferred income taxes                                                       36,000               104,000
    Decrease in other assets                                                         0                17,990
    Increase in accrued SERP liability                                          59,333                70,318
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                       (1,278,030)             (997,445)
      Decrease in inventories                                                  124,163                 9,285
      Decrease in prepaid expenses                                              59,381                65,938
      (Increase) decrease in prepaid taxes                                     462,776               (22,442)
      Increase in accounts payable and accrued expenses                        188,299                35,414
      Increase (decrease) in income taxes payable                             (432,921)               60,000
                                                                        --------------        --------------
  Net Cash Used in Operating Activities                                       (117,356)             (137,991)
                                                                        --------------        --------------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                   (694,489)             (398,035)
  Purchase of remaining interests in Midsouth Partners                        (948,707)                    0
  Increase in investment in Insituform East                                    (29,265)                    0
  Increase in other assets                                                     (20,000)                    0
  Increase in cash surrender value of SERP life insurance                      (75,405)              (80,299)
                                                                        --------------        --------------
  Net Cash Used in Investing Activities                                     (1,767,866)             (478,334)
                                                                        --------------        --------------

Cash Flows from Financing Activities:
  Repayment of loans to Midsouth Partners from non-owned interests            (400,000)                    0
  Principal payments under capital lease obligations                            (9,777)               (8,008)
  Dividends paid                                                              (148,296)             (148,296)
                                                                        --------------        --------------
  Net Cash Used in Financing Activities                                       (558,073)             (156,304)
                                                                        --------------        --------------

Net Decrease in Cash and Cash Equivalents                                   (2,443,295)             (772,629)
Cash and Cash Equivalents at Beginning of Period                            17,050,119            20,405,039
                                                                        ==============        ==============
Cash and Cash Equivalents at End of Period                              $   14,606,824        $   19,632,410
                                                                        ==============        ==============

Supplemental disclosure of cash flow information:
  Interest paid                                                         $       58,221        $       12,705
                                                                        ==============        ==============
  Income taxes refunded                                                 $       (5,855)       $      (87,598)
                                                                        ==============        ==============
See notes to condensed consolidated financial statements.

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

         The Condensed Consolidated Balance Sheet as of September 30, 1999, the Condensed Consolidated Statements of Earnings for the three months ended September 30, 1999 and 1998, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1999 (unaudited) has been derived from the Company's June 30, 1999 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

         These statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-K for the fiscal year ended June 30, 1999. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.       Earnings Per Share

         Basic earnings per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share data are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months ended September 30, 1999 and 1998 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings per share computations:

                                         For the three months ended Sept. 30
                                          1999                       1998

                  Basic                 1,482,956                  1,482,956
                                        =========                  =========
                  Diluted               1,482,956                  1,482,956
                                        =========                  =========

3.       Accounts Receivable

         Accounts receivable consist of:
                                           Sept. 30, 1999         June 30, 1999

Due from customers                             $7,583,340            $6,514,843
Miscellaneous                                     287,603                78,070
                                               ----------            ----------
                                                7,870,943             6,592,913
Less: Allowance for doubtful accounts                   0                     0
                                               ----------            ----------
                                               $7,870,943            $6,592,913
                                               ==========            ==========

4.       Equity in Insituform East

         At September 30, 1999, CERBCO beneficially held 1,244,750 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 30.7% of the Common Stock, 99.5% of the Class B Common Stock, 35.4% of the total equity and 59.8% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         During the quarter ended September 30, 1999, CERBCO acquired 18,350 shares of Insituform East Common Stock for $29,264. The difference between the cost of the stock and the net book value thereof, $30,759, has been credited to excess of acquisition cost over value of net assets acquired.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended September 30, 1999. If all the options outstanding at September 30, 1999 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 31.6% and 55.6%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended September 30, 1999.

5.       Acquisition of Remaining Interests in Midsouth Partners

         CERBCO's consolidated financial statements as of September 30, 1999 and June 30, 1999, and for the quarters ended September 30, 1999 and 1998, include the accounts of Midsouth Partners, Insituform East's majority-controlled subsidiary partnership since June 12, 1996. Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. Midsouth Partners was the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20, 1999. The Partnership's general partners through July 20, 1999 were Insitu, Inc., a wholly-owned subsidiary of Insituform East; Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., an affiliate of ITI.

         Partnership profits and losses were allocated through July 20, 1999 to the partners as follows:

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

         Insituform East settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement reached July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of Insituform East purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999.

         Effective July 20, 1999, Insituform East, through its wholly-owned subsidiary, Midsouth, L.L.C., acquired the remaining 57.5% interests in Midsouth Partners previously held by ITI and Insituform Southwest, Inc. for $948,707, the book value of their respective partnership accounts on July 20, 1999. The acquisition was accounted for as a purchase. Partnership pretax earnings and losses attributable to these interests, previously allocated to non-owned interests in consolidation, have been allocated to Insituform East subsequent to July 20, 1999.

         Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1998, are as follows:

                                           Three Months Ended September 30,
                                                1999              1998
        Sales                                $7,314,454        $6,047,942
        Net Earnings                            $40,934           $22,443
        Net Earnings per Share:
            Basic                                 $0.03             $0.02
            Diluted                               $0.03             $0.02

         This pro forma information does not purport to be indicative of the results that actually would have been recognized if the operations had been combined during the periods presented and is not intended to be a projection of future results.

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                           Sept. 30, 1999         June 30, 1999

Accounts payable                             $1,534,391            $1,448,725
Accrued compensation and related expenses     1,463,748             1,361,115
Dividends payable                                     0               148,296
                                             ----------            ----------
                                             $2,998,139            $2,958,136
                                             ==========            ==========

7.       Contingencies

         As previously reported by the Company, in March 1990, the controlling stockholders of the Company, Messrs. George Wm. Erikson and Robert W. Erikson (together, the "Eriksons"), executed a letter of intent and subsequently executed four amendments thereto (collectively referred to herein as the "Letter of Intent") with Insituform Technologies, Inc. ("ITI") to effect a sale of their controlling interest in the Company to ITI for $6,000,000 (the "Proposed Transaction"). The Proposed Transaction, if consummated, would have had the effect of making ITI the controlling stockholder of the Company, and, indirectly, of each of the Company's three direct subsidiaries at the time, including Insituform East. In September 1990, the Eriksons informed the Company that the Letter of Intent had expired without consummation of any transaction, that it would not be further extended, that negotiations had ceased, and that the Eriksons had no further intention at the time of pursuing the proposed sale of their controlling interest in the Company to ITI.

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

         As previously reported by the Company, in January 1993, a lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the Superior Court of the District of Columbia (the "D.C. Complaint"). Plaintiffs were the same two stockholders who were plaintiffs in the Delaware Action, and a former director of the Company, and alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. Plaintiffs also claimed that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. Plaintiffs claimed that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. Complaint sought to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6 million for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages. Although the D.C. Complaint stated that it was filed on behalf of the Company, management does not believe that Rogers & Wells should be sued on any of the claims set forth therein.

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay in the Superior Court action pending the outcome of the appeal of the outcome of the Delaware Action to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On February 18, 1999, the D.C. Superior Court entered an Order denying the Company's motion on the ground of res judicata, but granting the defendants' summary judgment motion on the issue of punitive damages only. On April 9, 1999, the Court conducted a hearing limited to the issues of causation, damages, and collateral estoppel with respect to the defendants' pending motions. On May 20, 1999, the Court denied the Company's motion for summary judgment on the ground of collateral estoppel. The matter has now been referred to mediation in the District of Columbia.

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

         Insituform East believes it has strong defenses to, and is vigorously contesting, this suit. In an October 21, 1999 Order, the Court granted the Company's motion to compel plaintiffs to respond to its discovery, ordering plaintiffs to respond within ten days; and the Court denied plaintiff's counsel's motion to withdraw at this time, ordering plaintiffs to file a status report concerning their search for new counsel within ten days. On November 1, 1999, plaintiffs responded by indicating that this case will be dismissed with prejudice by plaintiffs. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Insituform East that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of Insituform East.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated net earnings of $45,501 ($.03 per share) on sales of $7.3 million for the first quarter of fiscal year 2000. For the first quarter of the previous fiscal year, the Company recognized consolidated net earnings of $34,737 ($.02 per share) on sales of $6.0 million.

         The Company attributed its modestly favorable first quarter results in fiscal year 2000 to the positive results of Insituform East, Inc. ("Insituform East") and the parent company's short-term investment earnings, in approximately equal measure. Insituform East, the Company's majority-controlled subsidiary and only operating segment, recognized consolidated net earnings of $58,617 on sales of $7.3 million, contributing earnings of $20,731 to CERBCO. The parent company contributed earnings of $24,770. These operating results are similar to the results of the first quarter of the previous fiscal year when Insituform East recognized consolidated net earnings of $52,928 on sales of $6.0 million, contributing earnings of $17,295 to CERBCO, and the parent company contributed earnings of $17,442.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected workable backlog of customer orders, the Company presently anticipates that a combination of additional sales at normal margins and increased production levels by Insituform East will be required to sustain positive operating results through the remainder of fiscal year 2000. Income from the Company's non-operating activities presently is anticipated to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items or circumstance, the Company's forward-looking results typically are anticipated to substantially parallel the Company's approximate 35% participation in the forward results of Insituform East.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more contractors with limited cured-in-place ("CIPP") installation experience or inferior products hoping that cheap price alone might permit them to succeed against the Company's quality and time tested CIPP rehabilitation capability. In that segment of the market where technical risk and the lowest priced product may be deemed "good enough," the Company is at a disadvantage and market share participation strategically undertaken by the Company in such segment, at levels materially below normal margins, necessarily dilutes the Company's overall margin performance. Conversely, in the "best value" and quality-based market segment, the Company's quality CIPP rehabilitation capability continues to provide a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in technical procurements, municipalities and local governments are often politically reluctant to modernize from simply "low bid" buying to "best value" buying. In the face of mounting technical failures from awards based upon lowest price, municipalities also are expected over time to reevaluate traditional "low bid" award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

Results of Operations

      First Quarter ended 9/30/99 Compared with First Quarter ended 9/30/98

         Consolidated sales increased $1.3 million (21%) from $6.0 million for the quarter ended September 30, 1998 to $7.3 million for the quarter ended September 30, 1999, as a result of increased sales in Insituform East's licensed Insituform territory. Consolidated cost of sales also increased 21% in the first quarter of fiscal year 2000. As a result, gross profit as a percentage of sales was 16% of sales for each of the comparable periods. Consolidated cost of sales remained consistent in the comparable periods primarily due to increased semi-fixed costs incurred in the first quarter of fiscal year 2000 to support increased installation activities, including support costs associated with Insituform East's Ohio branch office reestablished in March 1999, and unbudgeted additions in legal and other expenses during the quarter.

         Consolidated operating results improved somewhat from an operating loss of -$0.2 million in the quarter ended September 30, 1998 to an operating loss of -$0.07 million in the quarter ended September 30, 1999, primarily due to Insituform East's selling, general and administrative costs increasing only $0.07 million (7%), a lesser percentage increase than its percentage increase in sales and cost of sales. The parent company's unallocated general corporate expenses remained approximately the same in the comparable periods.

Financial Condition

         During the quarter ended September 30, 1999, the Company used $0.1 million in cash in operating activities, primarily due to a $1.3 million increase in Accounts Receivable that more than offset net earnings plus depreciation and amortization expenses not requiring the outlay of cash. The increase in accounts receivable is due primarily to an increase in Insituform East's sales from the quarter ended June 30, 1999 to the quarter ended September 30, 1999.

         The Company used $1.8 million in cash investing activities during the quarter ended September 30, 1999, primarily for the purchase of remaining non-owned interests in Midsouth Partners and equipment purchases and other capital improvements. The Company also used $0.6 million in financing activities, primarily due to the repayment of partner loans to Midsouth Partners by former partners and the payment of dividends by the parent company, CERBCO. Despite the $2.4 million net decrease in cash during the first quarter of fiscal year 2000, the Company's liquidity remained strong with working capital of over $19 million and a current ratio of 5.8 at September 30, 1999.

         The Company anticipates that Insituform East will continue to expand production capabilities in the current fiscal year which, along with improving operational performance, will require additional capital expenditures. Management believes that Insituform East has cash reserves, bank line of credit availability or borrowing potential against unencumbered assets sufficient to meet future cash flow requirements. In addition, the parent holding company has cash and temporary investments in excess of $13 million which, pending longer term investment, management believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

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

         With respect to the Company's information technology systems, the Company's primary accounting and information process system is Year 2000 ready and will recognize years 2000 through 2029 in the proper century. The Company's preliminary assessment of supporting information systems is that these systems either are Year 2000 ready, can be modified to become Year 2000 ready, or would not have a significant impact on either the primary accounting and information system or the Company's operating activities should non-compliant systems not be properly modified. Vendor-supplied modifications for supporting information systems were implemented and tested prior to June 30, 1999 and are believed to be Year 2000 ready.

         With respect to the Company's non-information technology systems, the Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential Year 2000 issues were identified during the preliminary assessment stage, implementation plans were developed and executed. The Company initiated and completed corrective action for its office telephone system and headquarters facility security system, the only two systems that were identified as not being Year 2000 ready.

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

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $50,000. This estimate is based on presently available information and may require future reassessment. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a modified contingency plan required development and implementation. The Company has incurred $27,000 in implementation costs through September 30, 1999.

         There can be no assurances that the Company's Year 2000 Plan will be successful. The Company is dependent on vendors to identify and correct Year 2000 issues related to the Company's utilities and equipment using computerized components. In addition, if key vendors fail to provide materials or sufficient electrical power or other utilities critical to the Company's operations, or if transportation of the Company's personnel and equipment is seriously impeded, then any such failure or impedance could have a material adverse effect on the operational performance and financial condition of the Company.

         In addition, if major municipal, industrial or federal government customers are seriously affected, directly or indirectly, by Year 2000 issues such that pipeline rehabilitation programs are delayed or abandoned, this too could have a material adverse effect on the operational performance and financial condition of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule

         99 - CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the three months ended September 30, 1999; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 1999.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999

                                CERBCO, Inc.
                                (Registrant)


                                /s/ ROBERT W. ERIKSON
                                Robert W. Erikson
                                President



                                /s/ ROBERT F. HARTMAN
                                Robert F. Hartman
                                Vice President, Secretary & Treasurer
                                (Principal Financial and Accounting Officer)





                       Exhibits to CERBCO, Inc. Form 10-Q





Exhibit 27.       CERBCO, Inc. Financial Data Schedule

Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Three Months Ended September 30, 1999; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 1999.