Form 10-Q
period 1999-12-31
CERBCO INC
filed 2000-02-11
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended:                               December 31, 1999
                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                        to
                                --------------------     ---------------------


Commission file number:                                                 0-16749

                                  CERBCO, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                              54-1448835
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)

         3421 Pennsy Drive, Landover, Maryland                 20785
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

                                    Yes          X            No
                                            -----------



As of February 4, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding:

                 Common Stock                       1,189,476
                 Class B Common Stock                 293,480
                                                    ---------
                   Total                            1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1. Financial Statements..................................................3

        Condensed Consolidated Statements of Operations for the
        Three Months and the Six Months Ended December 31, 1999
        and December 31, 1998 (unaudited).....................................3

        Condensed Consolidated Balance Sheets as of December 31, 1999
        and June 30, 1999 (unaudited).........................................4

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended December 31, 1999 and December 31, 1998 (unaudited).............6

        Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........14

PART II - OTHER INFORMATION
---------------------------

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

Item 3. Defaults upon Senior Securities......................................14

Item 4. Submission of Matters to a Vote of Security Holders..................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             For the three months ended Dec. 31    For the six months ended Dec. 31
                                             ----------------------------------    --------------------------------
                                                   1999              1998               1999              1998
                                                   ----              ----               ----              ----

Sales                                          $4,672,268        $5,898,104       $11,986,722        $11,946,046
                                               ----------        ----------       -----------        -----------

Costs and Expenses:
  Cost of sales                                 4,875,453         5,030,790        10,994,839         10,081,241
  Selling, general and administrative expenses  1,212,307         1,249,798         2,475,033          2,456,337
                                               ----------        ----------       -----------        -----------
    Total Costs and Expenses                    6,087,760         6,280,588        13,469,872         12,537,578
                                               ----------        ----------       -----------        -----------

Operating Loss                                 (1,415,492)         (382,484)       (1,483,150)          (591,532)
Investment Income                                 161,178           235,246           326,552            486,108
Interest Expense                                  (49,360)          (11,193)          (43,772)           (23,898)
Other Income - net                                428,258            76,362           448,452            110,000
                                               ----------        ----------       -----------        -----------
Loss Before Non-Owned Interests
  and Incomes Taxes                              (875,416)          (82,069)         (751,918)           (19,322)
Non-Owned Interest in Pretax Loss
  of Midsouth Partners                                  0            20,725            19,889             82,348
                                               ----------        ----------       -----------        -----------
Earnings (Loss) Before Non-Owned Interests
  in Insituform East, Inc. and Income Taxes      (875,416)          (61,344)         (732,029)            63,026
Provision (Credit) for Income Taxes              (261,000)          (20,000)         (201,000)            34,000
                                               ----------        ----------       -----------        -----------
Earnings (Loss) Before Non-Owned Interests
  in Insituform East, Inc.                       (614,416)          (41,344)         (531,029)            29,026
Non-Owned Interests in (Earnings) Loss of
  Insituform East, Inc.                           641,919            30,646           605,083             (4,987)
                                               ----------        ----------       -----------        -----------
                    NET EARNINGS (LOSS)        $   27,503        $  (10,698)      $    74,054        $    24,039
                                               ==========        ==========       ===========        ===========

Net Earnings (Loss) per Share of Common
  Stock:
    Basic Earnings (Loss) per Share            $     0.02        $    (0.01)      $      0.05        $      0.02
                                               ==========        ==========       ===========        ===========
    Diluted Earnings (Loss) per Share          $     0.02        $    (0.01)      $      0.05        $      0.02
                                               ==========        ==========       ===========        ===========


See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                 As of
                                                                                    ---------------- ---- ---------------
                                                                                     Dec. 31, 1999         June 30, 1999
                                                                                    ----------------      ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                           $14,545,871           $17,050,119
  Accounts receivable                                                                   5,924,812             6,592,913
  Inventories                                                                           1,211,133             1,273,402
  Prepaid and refundable taxes                                                             88,612               550,453
  Prepaid expenses and other                                                              239,419               339,928
                                                                                      -----------           -----------
    Total Current Assets                                                               22,009,847            25,806,815
                                                                                      -----------           -----------

Property, Plant and Equipment - at cost less accumulated depreciation of
  $16,402,327 at December 31, 1999 and $15,432,983 at June 30, 1999                    11,235,260            11,511,536
                                                                                      -----------           -----------

Other Assets:
  Excess of acquisition  cost over value of net assets acquired less accumulated amortization of $1,290,488 at December 31, 1999 and $1,253,580 at
    June 30, 1999                                                                       1,797,887             1,998,822
  Deferred income taxes - net of valuation allowance of $242,000 at
    December 31, 1999 and $0 at June 30, 1999                                                   0                     0
  Cash surrender value of SERP life insurance                                           2,426,926             1,730,964
  Deposits and other                                                                       86,822                70,489
                                                                                      -----------           -----------
    Total Other Assets                                                                  4,311,635             3,800,275
                                                                                      -----------           -----------
      Total Assets                                                                    $37,556,742           $41,118,626
                                                                                      ===========           ===========

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                               As of
                                                                                 ---------------- -- -----------------
                                                                                  Dec. 31, 1999       June 30, 1999
                                                                                 ----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Partner's loans to Midsouth Partners                                             $         0         $   400,000
  Accounts payable and accrued liabilities                                           2,169,970           2,958,136
  Income taxes payable                                                               1,070,432           1,508,353
  Current portion of capital lease obligations                                          35,081              42,167
                                                                                   -----------         -----------
    Total Current Liabilities                                                        3,275,483           4,908,656
                                                                                   -----------         -----------

Long-Term Liabilities:
  Accrued SERP liability                                                               966,227             847,560
  Capital lease obligations (less current portion shown above)                          49,702              62,662
  Deferred income taxes                                                                      0             219,000
                                                                                   -----------         -----------
    Total Long-Term Liabilities                                                      1,015,929           1,129,222
                                                                                   -----------         -----------
      Total Liabilities                                                              4,291,412           6,037,878
                                                                                   -----------         -----------
Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiary                                       8,372,847          10,262,319
                                                                                   -----------         -----------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,189,476 shares                                          118,947             118,947
  Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
    Issued and outstanding: 293,480 shares                                              29,348              29,348
  Additional paid-in capital                                                         7,527,278           7,527,278
  Retained earnings                                                                 17,216,910          17,142,856
                                                                                   -----------         -----------
    Total Stockholders' Equity                                                      24,892,483          24,818,429
                                                                                   -----------         -----------
      Total Liabilities and Stockholders' Equity                                   $37,556,742         $41,118,626
                                                                                   ===========         ===========

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            For the six months ended Dec. 31
                                                                           ---------------------------------------
                                                                                 1999                  1998
                                                                           -----------------     -----------------

Cash Flows from Operating Activities:
  Net earnings                                                               $    74,054           $    24,039
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                              1,217,500             1,059,224
    Amounts attributable to non-owned interests                                 (624,972)              (77,361)
    Deferred income taxes                                                       (219,000)              104,000
    Decrease in other assets                                                           0                17,989
    Increase in accrued SERP liability                                           118,667               122,921
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                 668,101              (526,232)
      (Increase) decrease in inventories                                          62,269               (87,588)
      Decrease in prepaid expenses and other current assets                      562,350               317,070
      Decrease in accounts payable and accrued expenses                         (639,870)             (362,231)
      Decrease in income taxes payable                                          (437,921)             (241,921)
                                                                             -----------           -----------
Net Cash Provided by Operating Activities                                        781,178               349,910
                                                                             -----------           -----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                     (900,649)             (667,976)
  Purchase of remaining interests in Midsouth Partners                          (948,707)                    0
  Increase in investment in Insituform East                                     (151,766)                    0
  Increase in other assets                                                       (20,000)                    0
  Increase in cash surrender value of life insurance                            (695,962)             (260,373)
                                                                             -----------           -----------
Net Cash Used in Investing Activities                                         (2,717,084)             (928,349)
                                                                             -----------           -----------
Cash Flows from Financing Activities:
  Principal payments on revolving lines of credit and
     capital lease obligations                                                   (20,046)              (16,448)
  Repayment of loans to Midsouth Partners from non-owned interests              (400,000)             (250,000)
  Dividends paid                                                                (148,296)             (148,296)
                                                                             -----------           -----------
  Net Cash Used in Financing Activities                                         (568,342)             (414,744)
                                                                             -----------           -----------

Net Decrease in Cash and Cash Equivalents                                     (2,504,248)             (993,183)
Cash and Cash Equivalents at Beginning of Period                              17,050,119            20,405,039
                                                                             -----------           -----------
Cash and Cash Equivalents at End of Period                                   $14,545,871           $19,411,856
                                                                             ===========           ===========
Supplemental disclosure of cash flow information:
  Interest paid                                                              $   131,906           $    23,898
  Income taxes paid (refunded), net                                          $    (5,920)          $   (76,506)


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

         The Condensed Consolidated Balance Sheet as of December 31, 1999, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 1999 and 1998, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 1999 (unaudited) has been derived from the Company's June 30, 1999 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

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

2.       Earnings (Loss) Per Share

         Basic earnings (loss) per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months and six months ended December 31, 1999 and 1998 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings (loss) per share computations:

                   For the three months ended Dec. 31           For the six months ended Dec. 31
                   ----------------------------------           --------------------------------
                    1999                   1998                    1999                   1998
                    ----                   ----                    ----                   ----

Basic             1,482,956              1,482,956               1,482,956              1,482,956
                  =========              =========               =========              =========
Diluted           1,482,956              1,482,956               1,482,956              1,482,956
                  =========              =========               =========              =========

3.       Income Taxes

         The calculation of Insituform East's Credit for Income Taxes for the six months ended December 31, 1999, using applicable enacted federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceed deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $242,000 at December 31, 1999, has been reduced by a valuation allowance of $242,000 because, based on the weight of evidence available, to include Insituform East's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

4.       Accounts Receivable

         Accounts receivable consist of:
                                            Dec. 31, 1999         June 30, 1999

Due from customers                             $5,871,473            $6,514,843
Miscellaneous                                      53,339                78,070
                                               ----------            ----------
                                                5,924,812             6,592,913
Less: Allowance for doubtful accounts                   0                     0
                                               ----------            ----------
                                               $5,924,812            $6,592,913
                                               ==========            ==========

5.       Equity in Insituform East

         At December 31, 1999, CERBCO beneficially held 1,322,750 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 32.6% of the Common Stock, 99.5% of the Class B Common Stock, 37.2% of the total equity and 60.9% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Insituform East Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         During the six months ended December 31, 1999, CERBCO acquired 96,350 shares of Insituform East Common Stock for $151,766. The difference between the cost of the stock and the net book value thereof, $164,027, has been credited to excess of acquisition cost over value of net assets acquired.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the six months ended December 31, 1999. If all the options outstanding at December 31, 1999 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 33.2% and 56.7%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the six months ended December 31, 1999.

6.       Acquisition of Remaining Interests in Midsouth Partners

         CERBCO's condensed consolidated financial statements as of December 31, 1999 and June 30, 1999, and for the three months and six months ended December 31, 1999 and 1998, include the accounts of Midsouth Partners, Insituform East's majority-controlled subsidiary partnership since June 12, 1996. Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. Midsouth Partners was the exclusive licensee for the Insituform(R) process and NuPipe(R) process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20, 1999. The Partnership's general partners through July 20, 1999 were Insitu, Inc., a wholly-owned subsidiary of Insituform East; Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., an affiliate of ITI.

         Partnership profits and losses were allocated through July 20, 1999 to the partners as follows:

Insitu, Inc.                              42.5%
Insituform Technologies, Inc.             42.5%
Insituform Southwest, Inc.                15.0%

         In March 1999, ITI gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform(R) License Agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize the Insituform process as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

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

         Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1998, are as follows:

                                 For the three months ended Dec. 31          For the six months ended Dec. 31
                                 ----------------------------------          --------------------------------
                                         1999              1998                      1999            1998
                                         ----              ----                      ----            ----

Sales                                $4,672,268        $5,898,104               $11,986,722       $11,946,046
Net Earnings (Loss)                  $   27,503        $  (14,203)              $    66,664       $     8,241
Net Earnings (Loss) per Share:
    Basic                                 $0.02            $(0.01)                    $0.04             $0.01
    Diluted                               $0.02            $(0.01)                    $0.04             $0.01

         This pro forma information does not purport to be indicative of the results that actually would have been recognized if the operations had been combined during the periods presented and is not intended to be a projection of future results.

7.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                            Dec. 31, 1999         June 30, 1999

Accounts payable                               $1,093,311            $1,448,725
Accrued compensation and related expenses       1,076,659             1,361,115
Dividends payable                                       0               148,296
                                               ----------            ----------
                                               $2,169,970            $2,958,136
                                               ==========            ==========

8.       Contingencies

Stockholder Suit - Superior Court of the District of Columbia
-------------------------------------------------------------

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

         Also as previously reported by the Company, in January 1993, a lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the Superior Court of the District of Columbia (the "D.C. Complaint"). Plaintiffs were the same two stockholders who were plaintiffs in the Delaware Action, and a former director of the Company, and alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. Plaintiffs also claimed that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. Plaintiffs claimed that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. Complaint sought to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6 million for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages. Although the D.C. Complaint stated that it was filed on behalf of the Company, management does not believe that Rogers & Wells should be sued on any of the claims set forth therein.

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay in the D.C. Superior Court action pending the outcome of the appeal of the outcome of the Delaware Action to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On February 18, 1999, the D.C. Superior Court entered an Order denying the Company's motion on the ground of res judicata, but granting the defendants' summary judgment motion on the issue of punitive damages only. On April 9, 1999, the Court conducted a hearing limited to the issues of causation, damages, and collateral estoppel with respect to the defendants' pending motions. On May 20, 1999, the Court denied the Company's motion for summary judgment on the ground of collateral estoppel. The matter has now been referred to mediation in the District of Columbia, which mediation is ongoing.

Antitrust Suit - U.S. District Court for the Southern District of Texas
-----------------------------------------------------------------------

         As previously reported, on June 30, 1998, Inliner U.S.A. and CAT Contracting, Inc. filed an antitrust suit against ITI, Insituform Gulf South, Inc. and Insituform East in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees), Insituform Gulf South, Inc., and Insituform East of Sections 1 and 2 of the Sherman Act, Section 2 of the Clayton Act, as amended by the Robinson-Patman Act, Section 43(a) of the Lanham Act, business disparagement, tortious interference with contracts and prospective business relationships, and unfair competition. Plaintiffs sought from the defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million.

         On January 7, 2000, in response to a stipulation of dismissal filed on December 1, 1999, this lawsuit was dismissed with prejudice with each party bearing its own costs. In connection with this dismissal, defendants and plaintiffs executed a Release and Settlement Agreement dated November 29, 1999, in which plaintiffs released defendants from any and all claims and damages relating to the lawsuit.

Dispute with ITI - U.S. District Court for the Middle District of Tennessee
---------------------------------------------------------------------------

         On December 3, 1999, ITI and its Netherlands affiliate filed a lawsuit in the United States District Court for the Middle District of Tennessee against Insituform East, Midsouth Partners, Insituform East's wholly-owned subsidiary, and other Company affiliates. ITI takes the position in the suit that all CIPP processes are derivative of the Insituform process and that neither the Company nor Midsouth Partners can utilize other CIPP processes without utilizing ITI's intellectual property and trade secrets. ITI seeks to enjoin the Company and Midsouth Partners from utilizing other CIPP processes. In the alternative, ITI seeks a declaration that the Company and Midsouth Partners must pay ITI a cross-over royalty for any CIPP work performed in "Insituform Owner Reserved Territories." ITI seeks a declaration that the Company and Midsouth Partners are in breach of the Settlement Agreement. ITI seeks injunctive relief and unspecified damages.

         On January 18, 2000, Insituform East filed its answer to ITI's complaint. In its answer, Insituform East responded to the allegations contained in ITI's complaint and presented counterclaims against ITI which, among other things, seek declaratory judgments of the Court reaffirming various provisions of the existing Midsouth Settlement Agreement and particularly reaffirming the right of Midsouth Partners to utilize CIPP rehabilitation processes other than the Insituform process. Insituform East seeks unspecified damages from ITI in its counterclaims.

         The ultimate outcome and consequences of the suit cannot be ascertained at this time. While it is not possible at this time, during the preliminary stages of this litigation, to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of Insituform East that the aggregate amount of any such liability will not have a material adverse effect on the financial position of Insituform East. Conversely, in the unforeseen event that the plaintiffs/counter-defendants substantially prevailed on their claims against Insituform East and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally and to practice CIPP rehabilitation process methods, such unforeseen event could have a material adverse effect on the future financial position of Insituform East.

Summary and Other
-----------------

         Management believes ultimate resolution of the above matters will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. The Company is also involved in other contingencies arising out of the ordinary course of business, none of which will, in the opinion of management, materially affect the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Overview and Outlook

         The Company reported consolidated net earnings of $27,503 ($0.02 per share) on sales of $4.7 million for the second quarter of fiscal year 2000, and consolidated net earnings for the first six months of fiscal year 2000 of $74,054 ($0.05 per share) on sales of $12.0 million. For the second quarter of fiscal year 1999, the Company reported a consolidated net loss of -$10,698 (-$0.01 per share) on sales of $5.9 million, which reduced consolidated net earnings for the first six months of fiscal year 1999 to $24,039 ($0.02 per share) on sales of $11.9 million.

         The Company attributed its modestly positive results for the first six months of fiscal year 2000 to the parent company's short-term investment earnings and significant increases in the cash surrender values of insurance policies funding its supplemental retirement plan. Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only remaining operating segment, recognized a consolidated net loss of -$1.0 million on sales of $12.0 million, contributing a loss of -$357,770 to CERBCO for the first six months of fiscal year 2000, which largely offset the parent company's gains. These losses were attributed to a significant decrease in Insituform East's immediately workable backlog during the second quarter of the fiscal year compounded by actions taken during the first nine months of calendar year 1999 to increase future productive capacity.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected immediately workable backlog of customer orders, the Company presently anticipates improved but marginal operating results for the third quarter of fiscal 2000, with fourth quarter and subsequent operating results significantly dependent upon growth and availability of immediately workable backlog. An improved immediately workable backlog level at the outset of the third quarter of fiscal year 2000 was initially offset by severe winter weather conditions experienced in January 2000. Income from the Company's non-operating activities presently is anticipated to continue to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items, the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 37% participation in the forward results of Insituform East.

         In addition to immediately workable backlog, a primary factor affecting the Company's future performance remains the volatility of Insituform East's earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of Insituform East's costs are semi-fixed in nature, its earnings can, at times, be severely reduced or eliminated during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in Insituform East's period sales typically leverage positive earnings significantly.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more contractors with limited cured-in-place pipe ("CIPP") installation experience or inferior products hoping that cheap price alone might permit them to succeed against Insituform East's quality and time tested CIPP rehabilitation capabilities. In that segment of the market where technical risk and the lowest priced product may be deemed "good enough," Insituform East is at a disadvantage and market share participation strategically undertaken by Insituform East in such segment, at levels materially below normal margins, necessarily dilutes the overall margin performance of Insituform East. Conversely, in the "best value" and quality-based market segment, Insituform East's quality CIPP rehabilitation capabilities continue to provide a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in technical procurements, municipalities and local governments are often politically reluctant to modernize from simply "low bid" buying to "best value" buying. In the face of mounting technical failures from awards based upon lowest price, municipalities also are expected over time to reevaluate traditional "low bid" award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

Results of Operations

      Three Months Ended 12/31/99 Compared with Three Months Ended 12/31/98

         Consolidated sales decreased $1.2 million (-21%) from $5.9 million for the quarter ended December 31, 1998 to $4.7 million for the quarter ended December 31, 1999. Comparable period sales decreased primarily as a result of decreases in immediately workable backlog during the current quarter.

         Consolidated operating losses increased $1.0 million from -$0.4 million in the quarter ended December 31, 1998 to -$1.4 million in the quarter ended December 31, 1999, due to an increase in Insituform East's operating loss from -$0.2 million to -$1.2 million. Consolidated cost of sales decreased only 3% in the second quarter of fiscal year 2000 as compared to the second quarter of fiscal year 1999, and as a result, gross profit as a percentage of sales decreased from a positive 15% to a negative 4% for the same two comparative periods. This decrease reflects primarily the lack of available work to fully absorb Insituform East's increased semi-fixed costs. Insituform East's selling, general and administrative expenses decreased slightly (-3%), as did the parent company's unallocated general corporate expenses (-1%) in the three months ended December 31, 1999.

         Other income increased $0.4 million (460%), primarily as a result of significant increases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

        Six Months Ended 12/31/99 Compared With Six Months Ended 12/31/98

         Consolidated sales increased slightly (less than 1%) from $11.9 million for the six months ended December 31, 1998 to $12.0 million for the six months ended December 31, 1999.

         Consolidated operating losses increased $0.9 million from -$0.6 million in the six months ended December 31, 1998 to -$1.5 million in the six months ended December 31, 1999, due to the increase in Insituform East's operating loss from -$0.2 million to -$1.1 million. Consolidated cost of sales increased 9% in the first six months of fiscal year 2000 as compared to the first six months of fiscal year 1999, and as a result, gross profit as a percentage of sales decreased to 8% from 16% for the same two comparative periods. This decrease reflects the absorption of increased semi-fixed costs over a static sales volume. Insituform East's selling, general and administrative costs increased slightly (2%), while the parent company's unallocated general corporate expenses decreased (-5%), in the six months ended December 31, 1999.

         Other income increased $0.3 million (308%) primarily as a result of significant increases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

Financial Condition

         During the six months ended December 31, 1999, the Company's operating activities provided $0.8 million in cash. This result is due primarily to the net effect of (i) several items that did not affect the amount of cash held by the Company, such as the $1.2 million in depreciation and amortization expenses included in operating results and the adjustment for the $0.6 million of Insituform East's consolidated net loss attributable to non-owned interests, and
(ii) the changes in items that did affect the amount of cash held, such as a $0.7 million decrease in accounts receivable and a $0.6 million decrease in prepaid expenses, which increased cash, offset by a $0.6 million decrease in accounts payable and a $0.4 million decrease in income taxes payable, which decreased cash.

         The Company used $2.7 million in cash in investing activities during the six months ended December 31, 1999, primarily to purchase the remaining non-owned interests in Midsouth Partners, and for equipment purchases and other capital improvements. The Company also used $0.6 million in financing activities, primarily due to the repayment of loans made to Midsouth Partners by its former partners and payment of dividends by the parent company, CERBCO. Despite the $2.5 million net decrease in cash during the first six months of fiscal year 2000, the Company's liquidity remained strong with working capital of $18.7 million and a current ratio of 6.7 to 1 at December 31, 1999.

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

Year 2000 Issues

         The inability of computerized systems to process dates correctly beyond December 31, 1999 and the potential impact on businesses and governments subsequent to that date are generally referred to as "Year 2000" issues.

         Prior to December 31, 1999, the Company implemented plans to address Year 2000 issues. Primary areas of focus included the Company's information technology systems, the Company's non-information technology systems, the Year 2000 readiness of the Company's vendors and suppliers and the Year 2000 readiness of the Company's major customers. The Company expended approximately $30,000 in implementation costs through December 31, 1999. Because the Company's primary products and services neither include nor rely upon computerized components, the Company concluded that there were no additional contingencies associated with actual or implied warranties related to its products and services resulting from Year 2000 issues.

         Subsequent to December 31, 1999, the Company has not experienced any difficulties with its information technology systems or its non-information technology systems resulting from Year 2000 issues. In addition, the Company is not aware of any disruptions experienced by its vendors, suppliers or major customers associated with Year 2000 readiness. As a result, the Company has not been required to implement any element of its contingency plan in order to conduct normal business operations in the Year 2000.

         The Company will continue to monitor the Year 2000 readiness of its vendors, suppliers and major customers. The Company has not incurred any material expenditures subsequent to December 31, 1999, and does not presently anticipate any significant future costs related to Year 2000 issues.

Forward-Looking Information

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to the availability of immediately workable backlog, mix of work, weather, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

         See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 8. Contingencies" for details concerning (a) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia, (b) a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston Division, and (c) a new lawsuit filed in U.S. District Court for the Middle District of Tennessee.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule for the period ended December 31, 1999

         99   - CERBCO,  Inc.  Consolidating  Schedules: Statement of Operations
                Information for the three months ended December 31, 1999; Statement of Operations Information for the six months ended December 31, 1999; Balance Sheet Information and
                Consolidating Elimination Entries as of December 31, 1999.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended December 31, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2000

                              CERBCO,
Inc.
                              (Registrant)



                              /s/ ROBERT W. ERIKSON
                                Robert W. Erikson
                                President



                              /s/ ROBERT F. HARTMAN
                                Robert F. Hartman
                                Vice President, Secretary & Treasurer
                                (Principal Financial and Accounting Officer)

                       Exhibits to CERBCO, Inc. Form 10-Q





Exhibit 27.       CERBCO, Inc. Financial Data Schedule

Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Three Months Ended December 31, 1999; Statement of Operations Information for the Six Months Ended December 31, 1999; Balance Sheet Information and Consolidating Elimination Entries as of December 31, 1999.

                         Note: Exhibit 27, the Financial Data Schedule, is a requirement by the Securities and Exchange Commission to be submitted only with the electronic filing of Form 10-Q. Therefore, since this schedule contains summary financial information found elsewhere in this report, it is not included here.