Form 10-Q
period 2000-03-31
CERBCO INC
filed 2000-05-12
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended:                             March 31, 2000
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                       to
                                   ---------------------    -------------------

        Commission file number:                                 0-16749

                                  CERBCO, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                          54-1448835
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 3421 Pennsy Drive, Landover, Maryland                              20785
(Address of principal executive offices)                          (Zip Code)


   Registrant's telephone and fax numbers, including area code:
   (301) 773-1784 (tel)
   (301) 322-3041 (fax)
   (301) 773-4560 (24-hour public information FaxVault System)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X             No
                       ----------            ----------



As of May 5, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding:

           Common Stock                     1,189,476
           Class B Common Stock               293,480
                                            ---------
                   Total                    1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1. Financial Statements...............................................  3

        Condensed Consolidated Statements of Operations for the Three Months and the Nine Months Ended March 31, 2000 and March 31, 1999
        (unaudited)........................................................  3

        Condensed Consolidated Balance Sheets as of March 31, 2000 and
        June 30, 1999 (unaudited)..........................................  4

        Condensed  Consolidated  Statements  of Cash Flows for the Nine
        Months Ended March 31, 2000 and March 31, 1999 (unaudited).........  6

        Notes to Condensed Consolidated Financial Statements (unaudited)...  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................  14

Item 2. Changes in Securities and Use of Proceeds..........................  14

Item 3. Defaults upon Senior Securities....................................  14

Item 4. Submission of Matters to a Vote of Security Holders................  14

Item 5. Other Information..................................................  14

Item 6. Exhibits and Reports on Form 8-K...................................  15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          For the three months ended Mar. 31                For the nine months ended Mar. 31
                                          ----------------------------------                ---------------------------------
                                             2000                    1999                    2000                    1999
                                         -----------             -----------             -----------             -----------

Sales                                     $4,762,450              $4,993,149             $16,749,172             $16,939,195
                                         -----------             -----------             -----------             -----------

Costs and Expenses:
  Cost of sales                            5,298,881               5,325,240              16,293,720              15,406,481
  Selling, general and
    administrative expenses                1,186,687               1,365,512               3,661,720               3,821,849
                                         -----------             -----------             -----------             -----------
    Total Costs and Expenses               6,485,568               6,690,752              19,955,440              19,228,330
                                         -----------             -----------             -----------             -----------

Operating Loss                            (1,723,118)             (1,697,603)             (3,206,268)             (2,289,135)
Investment Income                            178,904                 192,699                 477,642                 678,807
Interest Expense                                (228)                 (7,075)                (16,186)                (30,973)
Other Income - net                           253,124                 147,864                 701,576                 250,505
                                         -----------             -----------             -----------             -----------
Loss Before Non-Owned
  Interests and Income Taxes              (1,291,318)             (1,364,115)             (2,043,236)             (1,390,796)
Non-Owned Interest in Pretax
  Loss of Midsouth Partners                        0                 430,060                  19,889                 512,408
                                         -----------             -----------             -----------             -----------
Loss Before Non-Owned
  Interests in Insituform
  East, Inc. and Income
  Taxes                                   (1,291,318)               (934,055)             (2,023,347)               (878,388)
Provision (Credit) for Income Taxes           37,000                (392,000)               (164,000)               (358,000)
                                         -----------             -----------             -----------             -----------
Loss Before Non-Owned
  Interests in Insituform
  East, Inc.                              (1,328,318)               (542,055)             (1,859,347)               (520,388)
Non-Owned Interests in Loss
  of Insituform East, Inc.                   915,144                 400,018               1,504,492                 395,184
                                         -----------             -----------             -----------             -----------
                        NET LOSS         $  (413,174)            $  (142,037)            $  (354,855)            $  (125,204)
                                         ===========             ===========             ===========             ===========

Net Loss per Share of Common Stock:
  Basic Loss per Share                   $     (0.28)            $     (0.10)            $     (0.24)            $     (0.08)
  Diluted Loss per Share                 $     (0.28)            $     (0.10)            $     (0.24)            $     (0.08)


See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                             As of
                                                                           -------------------------------------------
                                                                             Mar. 31, 2000            June 30, 1999
                                                                           -------------------     -------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                       $13,804,365             $17,050,119
  Accounts receivable                                                               5,973,230               6,592,913
  Inventories                                                                       1,329,571               1,273,402
  Prepaid and refundable taxes                                                         88,490                 550,453
  Prepaid expenses and other                                                          287,393                 339,928
                                                                                 ------------             -----------
    Total Current Assets                                                           21,483,049              25,806,815
                                                                                 ------------             -----------

Property,  Plant  and  Equipment  - at cost  less  accumulated depreciation  of $16,719,142 at March 31, 2000 and
  $15,432,983 at June 30, 1999                                                     10,744,776              11,511,536
                                                                                 ------------             -----------

Other Assets:
  Excess of acquisition  cost over value of net assets
    acquired less accumulated amortization of $1,420,089 at March 31,
    2000 and $1,253,580 at June 30, 1999                                            1,668,286               1,998,822
  Deferred income taxes - net of valuation
    allowance of $825,000 at March 31, 2000 and
    $0 at June 30, 1999                                                                     0                       0
  Cash surrender value of SERP life insurance                                       2,605,156               1,730,964
  Deposits and other                                                                   84,163                  70,489
                                                                                 ------------             -----------
    Total Other Assets                                                              4,357,605               3,800,275
                                                                                 ------------             -----------
      Total Assets                                                                $36,585,430             $41,118,626
                                                                                 ============             ===========


See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                             As of
                                                                          ------------------------------------------
                                                                            Mar. 31, 2000          June 30, 1999
                                                                          -------------------    -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Partner's loans to Midsouth Partners                                           $         0            $   400,000
  Accounts payable and accrued liabilities                                         2,667,483              2,958,136
  Income taxes payable                                                             1,107,432              1,508,353
  Current portion of capital lease obligations                                        31,318                 42,167
                                                                                 -----------            -----------
    Total Current Liabilities                                                      3,806,233              4,908,656
                                                                                 -----------            -----------

Long-Term Liabilities:
  Accrued SERP liability                                                           1,032,975                847,560
  Capital lease obligations (less current
    portion shown above)                                                              42,677                 62,662
  Deferred income taxes                                                                    0                219,000
                                                                                 -----------            -----------
    Total Long-Term Liabilities                                                    1,075,652              1,129,222
                                                                                 -----------            -----------
      Total Liabilities                                                            4,881,885              6,037,878
                                                                                 -----------            -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiary                                     7,239,971             10,262,319
                                                                                 -----------            -----------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
    Issued and outstanding:  1,189,476 shares                                        118,947                118,947
  Class B Common stock (convertible), $.10 par
    value
    Authorized:  700,000 shares
    Issued and outstanding: 293,480 shares                                            29,348                 29,348
  Additional paid-in capital                                                       7,527,278              7,527,278
  Retained earnings                                                               16,788,001             17,142,856
                                                                                 -----------            ------------
    Total Stockholders' Equity                                                    24,463,574             24,818,429
                                                                                 -----------            ------------
      Total Liabilities and Stockholders' Equity
                                                                                 $36,585,430            $41,118,626
                                                                                 ===========            ===========


See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For the nine months ended Mar. 31
                                                                   -----------------------------------------
                                                                         2000                        1999
                                                                   --------------              --------------

Cash Flows from Operating Activities:
  Net loss                                                         $    (354,855)              $    (125,204)
  Adjustments to reconcile net loss to net cash
    used in operations:
    Depreciation and amortization                                      1,813,674                   1,606,265
    Amounts attributable to non-owned interests                       (1,524,381)                   (907,592)
    Deferred income taxes                                               (219,000)                   (183,000)
    Decrease in other assets                                                   0                      17,990
    Increase in accrued SERP liability                                   185,415                    182,224
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                         619,683                  (1,390,569)
      (Increase) decrease in inventories                                 (56,169)                    (78,980)
      (Increase) decrease in prepaid expenses and other
        current assets                                                   514,498                     237,236
      Increase (decrease) in accounts payable and
        accrued expenses                                                (142,357)                    362,724
      Decrease in income taxes payable                                  (400,921)                   (289,393)
                                                                     -----------                 -----------

Net Cash Provided by (Used in) Operating Activities                      435,587                    (568,299)
                                                                     -----------                 -----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                             (986,997)                 (1,679,957)
  Increase in investment in Insituform East                             (272,315)                   (104,401)
  Purchase of remaining interests in Midsouth Partners                  (948,707)                          0
  Increase in cash surrender value of life insurance                    (874,192)                   (371,638)
  Increase in other assets                                               (20,000)                          0
                                                                     -----------                 -----------
Net Cash Used in Investing Activities                                 (3,102,211)                 (2,155,996)
                                                                     -----------                 -----------

Cash Flows from Financing Activities:
  Principal payments on capital lease obligations                        (30,834)                    (25,313)
  Proceeds from loans to Midsouth Partners from non-
    owned interests                                                            0                     200,000
  Repayment of loans to Midsouth Partners from non-owned
    interests                                                           (400,000)                   (250,000)
  Dividends paid                                                        (148,296)                   (148,296)
                                                                     -----------                 -----------
  Net Cash Used in Financing Activities                                 (579,130)                   (223,609)
                                                                     -----------                 -----------

Net Decrease in Cash and Cash Equivalents                             (3,245,754)                 (2,947,904)
Cash and Cash Equivalents at Beginning of Period                      17,050,119                  20,405,039
                                                                     -----------                 -----------
Cash and Cash Equivalents at End of Period                           $13,804,365                 $17,457,135
                                                                     ===========                 ===========
Supplemental disclosure of cash flow information:
  Interest paid                                                      $   213,569                 $    42,232
  Income taxes paid (refunded), net                                  $    (6,042)                $   (46,197)


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

         The Condensed Consolidated Balance Sheet as of March 31, 2000, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2000 and 1999, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1999 (unaudited) has been derived from the Company's June 30, 1999 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

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

2.       Earnings (Loss) Per Share

         Basic earnings (loss) per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months and nine months ended March 31, 2000 and 1999 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings (loss) per share computations:

        For the three months ended Mar. 31     For the nine months ended Mar. 31
        ----------------------------------     ---------------------------------
            2000            1999                   2000                1999
            ----            ----                   ----                ----

Basic     1,482,956       1,482,956              1,482,956           1,482,956
          =========       =========              =========           =========
Diluted   1,482,956       1,482,956              1,482,956           1,482,956
          =========       =========              =========           =========

3.       Income Taxes

         The calculation of Insituform East's Credit for Income Taxes for the nine months ended March 31, 2000, using applicable enacted federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceed deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $825,000 at March 31, 2000, has been reduced by a valuation allowance of $825,000 because, based on the weight of evidence available, to include Insituform East's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

4.       Accounts Receivable

        Accounts receivable consist of:

                                               Mar. 31, 2000   June 30, 1999
                                               -------------   -------------

        Due from customers                     $5,792,494       $6,514,843
        Miscellaneous                             180,736           78,070
                                               ----------       ----------
                                                5,973,230        6,592,913
        Less: Allowance for doubtful accounts           0                0
                                               ----------       ----------
                                               $5,973,230       $6,592,913
                                               ==========       ==========

5.       Equity in Insituform East

         At March 31, 2000, CERBCO beneficially held 1,393,950 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 34.3% of the Common Stock, 99.5% of the Class B Common Stock, 38.8% of the total equity and 61.9% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Insituform East Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         During the nine months ended March 31, 2000, CERBCO acquired 167,550 shares of Insituform East Common Stock for $272,315. The difference between the cost of the stock and the net book value thereof, $276,945, has been credited to excess of acquisition cost over value of net assets acquired.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the nine months ended March 31, 2000. If all the options outstanding at March 31, 2000 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 34.6% and 56.7%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the nine months ended March 31, 2000.

6.       Acquisition of Remaining Interests in Midsouth Partners

         CERBCO's condensed consolidated financial statements as of March 31, 2000 and June 30, 1999, and for the three months and nine months ended March 31, 2000 and 1999, include the accounts of Midsouth Partners, Insituform East's majority-controlled subsidiary partnership since June 12, 1996. Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. Midsouth Partners was the exclusive licensee for the Insituform(R) process and NuPipe(R) process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20, 1999. The Partnership's general partners through July 20, 1999 were Insitu, Inc., a wholly-owned subsidiary of Insituform East; Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., an affiliate of ITI.

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

         Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1998, are as follows:

                     For the three months ended     For the nine months ended
                               Mar. 31                        Mar. 31
                     --------------------------     ----------------------------
                         2000          1999             2000            1999
                         ----          ----             ----            ----

Sales                $4,762,450     $4,993,149      $16,749,172     $16,939,195
Net Loss             $ (413,174)    $ (233,111)     $  (362,570)    $  (234,123)
Net Loss per Share:
    Basic                $(0.28)        $(0.16)          $(0.24)         $(0.15)
    Diluted              $(0.28)        $(0.16)          $(0.24)         $(0.15)

         This pro forma information does not purport to be indicative of the results that actually would have been recognized if the operations had been combined during the periods presented and is not intended to be a projection of future results.

7.       Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

                                                   Mar. 31, 2000  June 30, 1999
                                                   -------------  -------------

        Accounts payable                           $1,492,919        $1,448,725
        Accrued compensation and related expenses   1,174,564         1,361,115
        Dividends payable                                   0           148,296
                                                   ----------        ----------
                                                   $2,667,483        $2,958,136
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

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay in the D.C. Superior Court action pending the outcome of the appeal of the outcome of the Delaware Action to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's most recent ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs assert essentially the same conflicts of interest charges against Rogers & Wells but shift their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs now seek to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On February 18, 1999, the D.C. Superior Court entered an Order denying the Company's motion on the ground of res judicata, but granting the defendants' summary judgment motion on the issue of punitive damages only. On April 9, 1999, the Court conducted a hearing limited to the issues of causation, damages, and collateral estoppel with respect to the defendants' pending motions. On May 20, 1999, the Court denied the Company's motion for summary judgment on the ground of collateral estoppel. The matter was then referred to mediation in the District of Columbia.

         During the mediation proceeding, the parties to the D.C. lawsuit entered into settlement negotiations. On or about April 10, 2000, the parties signed a stipulation of settlement of that lawsuit (the "Stipulation"). The tentative settlement described in the Stipulation provides for a payment by Rogers & Wells to the Company of $700,000 and for an exchange of mutual releases, including releases of the Company by plaintiffs. The Stipulation further provides that plaintiffs' counsel will petition the D.C. Superior Court for an award of $233,333 in attorneys' fees (one-third of the proposed settlement proceeds) and approximately $32,000 in expenses. As of the date hereof, the Company has sent a notice of pendency of the D.C. lawsuit and of the proposed settlement to the Company's stockholders. On May 31, 2000, the D.C.
Superior Court will hold a hearing to determine whether (i) the proposed settlement described in the Stipulation should be approved as fair and reasonable to the Company and its stockholders, and (ii) the requested attorneys' fees and expenses should be awarded to plaintiffs.

Dispute with ITI - U.S. District Court for the Middle District of Tennessee
---------------------------------------------------------------------------

         As previously reported by the Company, on December 3, 1999, ITI and its Netherlands affiliate filed a lawsuit in the United States District Court for the Middle District of Tennessee against Insituform East, Midsouth Partners, Insituform East's wholly-owned subsidiary, and other Company affiliates. ITI takes the position in the suit that all CIPP processes are derivative of the Insituform process and that neither the Company nor Midsouth Partners can utilize other CIPP processes without utilizing ITI's intellectual property and trade secrets. ITI seeks to enjoin the Company and Midsouth Partners from utilizing other CIPP processes. In the alternative, ITI seeks a declaration that the Company and Midsouth Partners must pay ITI a cross-over royalty for any CIPP work performed in "Insituform Owner Reserved Territories." ITI seeks a declaration that the Company and Midsouth Partners are in breach of the Settlement Agreement. ITI seeks injunctive relief and unspecified damages.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$413,174 (-$0.28 per share) on sales of $4.8 million for the third quarter and a consolidated net loss of -$354,855 (-$0.24 per share) on sales of $16.7 million for the first nine months of fiscal year 2000. In the prior fiscal year, the Company recognized a consolidated net loss of -$142,037 (-$0.10 per share) on sales of $5.0 million, and a consolidated net loss of -$125,204 (-$0.08 per share) on sales of $16.9 million for the three months and nine months ended March 31, 1999, respectively.

         The Company attributed its negative results during the three months and nine months ended March 31, 2000 to the negative results during the same periods of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only operating segment. For the three months ended March 31, 2000, Insituform East recognized a consolidated net loss of -$1,495,126 on sales of $4.8 million, contributing a loss of -$579,982 to CERBCO. For the nine months ended March 31, 2000, Insituform East recognized a consolidated net loss of -$2,457,979 on sales of $16.7 million, contributing a loss of -$953,487 to CERBCO. Insituform East attributed its negative results for the three months and nine months ended March 31, 2000 primarily to a significant decrease in immediately workable backlog during the second and third quarters of the fiscal year.

         CERBCO's negative results for the three months and nine months ended March 31, 1999 were attributed to the negative results of Insituform East for those periods as a result of that company's acceptance of additional job completion costs on several incomplete projects, litigation costs and an increase in discounted sales performed during the respective periods.

         As previously reported, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI"), initiated a second calendar 1999 lawsuit against Insituform East and its subsidiaries on December 3, 1999, following the July 20, 1999 settlement (the "Midsouth Settlement Agreement") of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners including Insituform East's legitimate competitive rights as a licensee and the competitive rights of Midsouth Partners acquired pursuant to the
Midsouth Settlement Agreement. While the ultimate outcome of the December litigation cannot be determined at this time, Insituform East intends to continue to exercise its rights under its license agreements with ITI to expand the market for the Insituform process within its exclusively licensed territory, while Midsouth Partners intends to expand its offering of pipeline rehabilitation processes outside its former territory.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected immediately workable backlog of customer orders, the Company presently anticipates improved but continuing negative operating results for the fourth quarter of fiscal 2000, with fiscal year 2001 operating results significantly dependent upon growth and availability of immediately workable backlog. Income from the Company's non-operating activities presently is anticipated to continue to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items, the Company's forward-looking results are anticipated substantially to parallel the Company's approximate 39% participation in the forward results of Insituform East.

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

         In response to continuing unfavorable operating margins, Insituform East is embarking on an aggressive cost reduction program. Insituform East intends going forward to provide a range of customer service and quality in response to market demand, including being the efficient low-cost provider where product price is the predominantly controlling procurement factor.

Results of Operations

       Three Months Ended 3/31/00 Compared with Three Months Ended 3/31/99

         Consolidated sales decreased $0.2 million (-5%) from $5.0 million for the quarter ended March 31, 1999 to $4.8 million for the quarter ended March 31, 2000. Comparable period sales decreased primarily as a result of a significant decrease in immediately workable backlog during the current quarter.

         Consolidated operating losses increased approximately 2% in the quarter ended March 31, 2000 due to an approximately 2% increase in Insituform East's operating loss. Consolidated cost of sales showed a lesser decrease than the decrease in sales (less than 1%) in the current quarter as compared to the same quarter in the previous fiscal year, and as a result, negative gross profit as a percentage of sales increased from -7% to -11% for the two comparative quarters. This decrease is due primarily to increased semi-fixed costs incurred to support increased productive capacity, to include support costs associated with the Company's Ohio branch office reestablished in March 1999. Insituform East's selling, general and administrative expenses decreased 15%. The parent company's unallocated general corporate expenses decreased slightly (less than 1%) in the three months ended March 31, 2000.

         The loss from operations for the third quarter of fiscal year 2000 was significantly affected by recognition of 100% of the negative operating results of Midsouth Partners after July 20, 1999 and the valuation allowance recorded by Insituform East against the tax provision calculated at statutory rates. The Company's -$1,364,115 Loss Before Non-owned Interests in Insituform East, Inc. and Income Taxes for the three months ended March 31, 1999 was reduced by the $430,060 allocation of Midsouth Partners pretax loss to non-owned interests and a $392,000 credit for Income Taxes recorded by Insituform East. No credit for income taxes was recorded by Insituform East for the three months ended March 31, 2000, as the $583,000 credit calculated using applicable enacted federal and state tax rates of 39% of Insituform East's pretax loss was reduced by an equal $583,000 valuation allowance recorded against the deferred tax asset during the period.

        Nine Months Ended 3/31/00 Compared With Nine Months Ended 3/31/99

         Consolidated sales decreased $0.2 million (-1%) from $16.9 million for the nine months ended March 31, 1999 to $16.7 million for the nine months ended March 31, 2000. Comparable period sales decreased primarily as a result of the sales decreases in the second and third quarters of the current fiscal year of $1.2 million and $0.2 million respectively, which offset the increase of $1.2 million in the first quarter of the current fiscal year.

         Consolidated operating losses increased $0.9 million from -$2.3 million in the nine months ended March 31, 1999 to -$3.2 million in the nine months ended March 31, 2000, due to a $0.9 million increase in Insituform East's operating loss. Consolidated cost of sales increased $0.9 million (6%) in the current nine month period as compared to the same period in the previous fiscal year, and as a result when coupled with the decrease in sales over the same two periods, gross profit as a percentage of sales decreased from 9% to 3%. This decrease reflects the absorption of increased semi-fixed costs resulting from increased productive capacity over an essentially static sales volume. Insituform East's selling, general and administrative costs decreased 4%, while the parent company's unallocated general corporate expenses decreased 3% in the current nine-month period.

         Other income increased $0.5 million (180%) primarily as a result of significant increases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

         The loss from operations for the first nine months of fiscal year 2000 was significantly affected by the recognition of all but $19,889 of the negative operating results of Midsouth Partners for the nine month period and the valuation allowance recorded by Insituform East against the tax provision calculated at statutory rates. The Company's -$1,390,796 Loss Before Non-owned Interests in Insituform East, Inc. and Income Taxes for the nine months ended March 31, 1999 was reduced by the $512,408 allocation of Midsouth Partners pretax loss to non-owned interests and a $388,000 credit for income taxes recorded by Insituform East. A credit for income taxes of $219,000, recorded by Insituform East for the nine months ended March 31, 2000, is 8% of its pretax loss of -$2,676,979 as the credit calculated using applicable federal and state tax rates of 39% of Insituform East's pretax loss was reduced by a $825,000 valuation allowance recorded against the deferred tax asset during the period.

Financial Condition

         During the nine months ended March 31, 2000, the Company's operating activities provided $0.4 million in cash. This result is due primarily to the net effect of (i) several items that did not affect the amount of cash held by the Company, such as the $1.8 million in depreciation and amortization expenses included in operating results and the adjustment for the $1.5 million of Insituform East's consolidated net loss attributable to non-owned interests, and
(ii) the changes in items that did affect the amount of cash held, such as a $0.6 million decrease in accounts receivable and a $0.5 million decrease in prepaid expenses, which increased cash, offset by a $0.1 million decrease in accounts payable and a $0.4 million decrease in income taxes payable, which decreased cash.

         The Company used $3.1 million in cash in investing activities during the nine months ended March 31, 2000, primarily to purchase the remaining non-owned interests in Midsouth Partners, and for equipment purchases and other capital improvements. The Company also used $0.6 million in financing activities, primarily due to the repayment of loans made to Midsouth Partners by its former partners and payment of dividends by the parent company, CERBCO. Despite the $3.2 million net decrease in cash during the first nine months of fiscal year 2000, the Company's liquidity remained strong with working capital of $17.6 million and a current ratio of 5.6 to 1 at March 31, 2000.

         Management anticipates that Insituform East may continue to incur operating losses in the future which, along with increased production levels, will require additional capital expenditures. The parent holding company has cash and temporary investments in excess of $13 million which, pending longer term investment, management believes are more than adequate to meet its own cash flow requirements and any additional cash flow requirements of Insituform East in the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 8. Contingencies" for details concerning (a) a previously disclosed lawsuit pending in the Superior Court of the District of Columbia, and (b) a previously disclosed lawsuit filed in U.S. District Court for the Middle District of Tennessee.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

Item 5.  Other Information

         On May 5, 2000, the Company reported that, commencing May 9, 2000, trading in its shares of common stock will shift from the Nasdaq National Market(R) to The Nasdaq SmallCap MarketSM. The Company's Nasdaq trading symbol, CERB, remains unchanged. The shift in trading to The Nasdaq SmallCap Market was implemented because the Company's present market size did not permit continued maintenance under the rules of the larger National Market System.

         The Company noted that The Nasdaq SmallCap Market offers both the Company and its present and prospective shareholders continuous transaction data in terms of price and volume activity similar to the Nasdaq National Market, including vigorous competition among multiple market makers. Bid and asked prices, last-sale prices and volume information are available throughout the trading day. High, low and closing price information will continue to appear in major newspapers such as The Wall Street Journal and The Washington Post.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

        27      -  Financial Data Schedule for the period ended March 31, 2000
        99      -  CERBCO,  Inc.   Consolidating   Schedules:   Statement  of
                   Operations  Information  for the three months ended March 31,
                   2000; Statement of Operations Information for the nine months
                   ended  March  31,  2000;   Balance  Sheet   Information   and
                   Consolidating Elimination Entries as of March 31, 2000.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended March 31, 2000.
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000

                     CERBCO, Inc.
                     --------------------------------------------------------
                     (Registrant)


                     /s/ ROBERT W. ERIKSON
                     --------------------------------------------------------
                     Robert W. Erikson
                     President


                     /s/ ROBERT F. HARTMAN
                     --------------------------------------------------------
                     Robert F. Hartman
                     Vice President, Secretary & Treasurer
                     (Principal Financial and Accounting Officer)



-------------------------------------------------------------------------------

                       Exhibits to CERBCO, Inc. Form 10-Q


-------------------------------------------------------------------------------



Exhibit 27.  CERBCO, Inc. Financial Data Schedule
Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Three Months Ended March 31, 2000; Statement of Operations Information for the Nine Months Ended March 31, 2000; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 2000.