Form 10-K
period 2000-06-30
CERBCO INC
filed 2000-09-28
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended:                                         June 30, 2000
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    Yes          X            No
                                            -----------

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 5, 2000, was $4,688,133.

As of September 5, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding:
                                    Common Stock              1,189,476
                                    Class B Common Stock        293,480
                                                             ----------
                                      Total                   1,482,956

Documents Incorporated by Reference:  None

Total number of pages of this report:    189
Index to Exhibits located at page:        45

                                TABLE OF CONTENTS

PART I                                                                     Page

Item 1.  Business............................................................3

Item 2.  Properties..........................................................8

Item 3.  Legal Proceedings...................................................8

Item 4.  Submission of Matters to a Vote of Security Holders.................9

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.................................................9

Item 6.  Selected Financial Data............................................10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........14

Item 8.  Financial Statements and Supplementary Data........................14

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................14

PART III

Item 10. Directors and Executive Officers of the Registrant.................33

Item 11. Executive Compensation.............................................35

Item 12. Security Ownership of Certain Beneficial Owners and Management.....42

Item 13. Certain Relationships and Related Transactions.....................43

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...44




                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                               AND BALANCE SHEETS
                               Pages 16 through 18

                                     PART I

Item 1.  Business

(a)      General Development of Business

         CERBCO, Inc. ("CERBCO", the "Company" or "Registrant") [NASDAQ:CERB] is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, Inc. ("CERBERONICS"), in Insituform East, Incorporated [NASDAQ:INEI] (excavationless sewer and pipeline rehabilitation).

         CERBCO was incorporated on December 23, 1987 in the State of Delaware. CERBCO was formed for the purpose of implementing a Plan of Reorganization and Merger (the "Plan"), whereby its then publicly-traded predecessor, CERBERONICS, became a wholly-owned subsidiary of CERBCO. Under the Plan, owners of shares of stock previously held in CERBERONICS, by class, received ownership of an equivalent number of shares of stock, by class, in CERBCO. The Company thus consisted of CERBCO, a parent holding company, and three principal subsidiaries, CERBERONICS, Insituform East, Incorporated and Capitol Office Solutions, Inc.

         CERBERONICS, which had been providing engineering, analytical and technical support services to the United States Government, discontinued operations in 1991 but continues as a Delaware holding company subsidiary.

         Capitol Office Solutions, Inc., formerly known as Capitol Copy Products, Inc. ("Capitol"), is in the business of selling, servicing and providing supply products for copier and facsimile equipment in the greater Baltimore and Washington, DC metropolitan areas. On June 30, 1997, the Company's two-thirds majority interest in Capitol was redeemed by Capitol for approximately $19 million in cash plus two-thirds of an approximate $5 million pre-redemption dividend, leaving Insituform East, Incorporated as the Company's sole remaining operating subsidiary.

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

(b)      Financial Information About Industry Segments

         Substantially all of the Company's revenues and operating results are attributable to Insituform East, Incorporated. Insituform East, Incorporated primarily rehabilitates and repairs underground sewers and other pipelines, which business constitutes the Company's only industry segment. See Part IV,
Item 14, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 2000; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 2000" for additional financial information pertaining to Insituform East, Incorporated.

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

                          Insituform East, Incorporated

GENERAL

         Insituform East, Incorporated ("Insituform East," or for this section, the "Company") was organized under the laws of the State of Delaware on February 26, 1970 under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in the business of underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform (R) process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company and its subsidiaries have been engaged in the business of rehabilitating underground sewers and other pipelines, principally using cured-in-place pipe ("CIPP") processes, with primary revenues generating from the Company's Insituform(R) process product line.

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

         The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement reached July 20, 1999 (the "Midsouth Settlement Agreement"), and actions before the Delaware Chancery Court and the American Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the process that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999.

         Insituform East and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operates substantially without geographic restriction. The Company's CIPP rehabilitation processes utilize a custom manufactured unwoven polyester fiber-felt tubing with an elastomeric coating on the exterior surface. The flat, pliable tube is later impregnated with a liquid thermosetting resin, and the resin-saturated material is inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material is turned inside out as it is forced through the pipeline. When the inverted and inflated tube is fully extended, the cold water within it is recirculated through a heat-exchange unit. The heated water cures the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections are then reopened by use of a remotely controlled cutting device.

         The principal office and corporate headquarters of the Company are located at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 386-4100, and its fax number is (301) 386-2444.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

         On December 9, 1992, Insituform Technologies, Inc. (formerly Insituform of North America, Inc.) through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. Insituform East is a sublicensee of ITI for use of the Insituform process. The Company has entered into six sublicense agreements with ITI that grant the Company exclusive rights to perform the Insituform process in the designated territories of Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania and West Virginia.

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

         In 1981, the Company was assigned the rights to an agreement (the "SAW Agreement") regarding the introduction of potential Insituform process sublicensees to ITI. The Company currently receives quarterly payments from ITI equal to 0.5% of contract revenue from Insituform process installations in Insituform East's licensed territory. The Company received quarterly payments from ITI equal to 0.5% of contract revenues form Insituform process installations in the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama in connection with the introduction of former Insituform process licensees to ITI.

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

         Under the terms of the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners became a wholly-owned subsidiary of the Company and obtained a royalty-free non-exclusive right, without limitation in time, to continued use within the partnership's previously licensed territory of the process practiced pursuant to its since-terminated Insituform(R) License
Agreement as the same existed on July 20, 1999. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth.

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

         The Company has also entered into a license agreement with NuPipe, Inc., a previously wholly-owned and now merged subsidiary of ITI, for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe process and trademark. The Company's licensed NuPipe territory is identical to the Company's licensed Insituform territory. The Company has committed to pay a royalty equal to 6.75% of gross contract revenue utilizing the process and to purchase certain installation equipment and installation materials from ITI. In connection with the Midsouth Settlement Agreement, Midsouth Partners' NuPipe(R) License Agreement was relinquished effective July 20, 1999.

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents are derived from its licensor, ITI. There are presently 76 United States patents that cover various aspects of the Insituform process. The last patent to expire will remain in effect until 2016. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994. A method patent relating to the Insitutube material saturation process expires in February 2001 and a patent relating to the Insitutube material will expire in May 2001.

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

CUSTOMERS

         The  Company  performs   services  under  contracts  with  governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's sales have come from state and local government entities -- cities, counties, state agencies and regional authorities. During the year ended June 30, 2000, a county government in the Washington, D.C. metropolitan area, Federal government contracts (collectively), a municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's sales. During the year ended June 30, 1999, the same county government in the Washington, D.C. metropolitan area, Federal government contracts (collectively) and the same regional sanitation authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's sales. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and the same county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's sales.

SUPPLIERS

         The Company's materials and equipment are generally available from several suppliers. Although the Company believes that ITI is presently the sole source of proprietary Insitutube(R) material, the Company is aware of other suppliers of felt tube materials and other materials used in CIPP rehabilitation. The Company presently relies upon ITI for its supply of Insitutube material for its Insituform process product line.

         During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, subject to ITI's right to approve the quality and specifications of material not purchased from ITI, the Company has the right to substitute an alternate polyester fiber-felt or other tube material available in the marketplace. In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners is no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials. Midsouth Partners does purchase felt tube materials from suppliers other than ITI.

REVENUE RECOGNITION AND BACKLOG

         The Company recognizes revenue using the units of completion method as pipeline sections are rehabilitated using CIPP processes. Installations are generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $27.1 million at June 30, 2000 as compared to $31.1 million at June 30, 1999. The twelve-month backlog at June 30, 2000 was approximately $15.2 million as compared to $13.5 million at June 30, 1999. The total backlog value of all uncompleted and multi-year contracts at June 30, 2000 and 1999 includes work not estimated to be released and installed within twelve months, as well as potential work included in terms contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

         Trenchless Cured-in-Place Technologies. Over the years, the Company has witnessed a continuing stream of entrants into the CIPP marketplace, few of which the Company believes are able to offer the quality or technical capability of the Company. The Company believes it remains the dominant provider of trenchless cured-in-place pipeline rehabilitation in its Insituform licensed territory and believes there is significant potential into the future for Midsouth Partners using the alternative CIPP processes available.

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select CIPP processes over modified sliplining techniques due to the quality and longevity of the CIPP product, the proven performance record of the Company's CIPP process installations over the past twenty-two years, and the broader range of design alternatives available with a CIPP process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, such customers or their consulting engineers will accept a modified sliplining technique technologically inferior to cured-in-place technology.

         Other Trenchless Competition. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that its significant years of proven performance continues to present a significant CIPP capability advantage over alternative trenchless products and newer entrants.

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

SALES AND MARKETING

         The  Company's  sales  and  marketing  effort is  directed  by its Vice
President of Sales and Marketing. The Company's sales and marketing group includes three sales representatives assigned to serve the Company's municipal, Federal government and industrial market customers. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of CIPP processes.

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

EMPLOYEES

         At June 30, 2000, the Company employed 155 full-time persons.

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

         Midsouth Partners leases a 15,000 square foot facility in Knoxville, Tennessee to serve customers in the southeastern United States.

Item 3.  Legal Proceedings

         See Part II, Item 8, "Notes to Consolidated Financial Statements - Note
8. Contingencies" for details concerning (a) settlement of a previously disclosed lawsuit brought in the Superior Court of the District of Columbia, and
(b) a previously disclosed lawsuit pending in the United States District Court for the Middle District of Tennessee against Insituform East and Midsouth Partners.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)      Market Information

         (i)      Common Stock

         CERBCO's Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers ("NASD") SmallCapSM Market System. Quotations for such shares are reported in the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the trading symbol CERB. Holders of Common Stock have one vote per share on all matters on which stockholders are entitled to vote together.

         The following table shows the range of bid quotations for the period indicated as reported by NASDAQ:

                                                           Common Stock
Fiscal Year Ended June 30, 2000                       High              Low
-------------------------------                       ----              ---
1st Quarter                                           $6.750           $5.500
2nd Quarter                                           $6.125           $5.063
3rd Quarter                                           $6.063           $4.500
4th Quarter                                           $5.438           $4.188

Fiscal Year Ended June 30, 1999                       High              Low
-------------------------------                       ----              ---
1st Quarter                                           $9.625           $7.625
2nd Quarter                                           $8.250           $7.125
3rd Quarter                                           $8.125           $6.375
4th Quarter                                           $7.125           $5.875

         The quotations in the above table represent prices between dealers, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

         (ii)     Class B Common Stock

         There is no public trading market for shares of CERBCO's Class B Common Stock. Holders of shares of Class B Common Stock have ten votes per share on all matters, with the exception of the election of directors and any other matter requiring the vote of stockholders separately as a class. Holders of Class B Common Stock are entitled to elect the remaining directors after election of not less than 25% of the directors by the holders of Common Stock, voting separately as a class. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

(b)      Holders

         As of September 5, 2000, the approximate number of shareholders of record of each class of common equity of CERBCO was as follows:

        Common Stock                               272
        Class B Common Stock                       119

(c)      Dividends

         On June 9, 2000, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 17, 2000 to its shareholders of record as of the close of business on June 30, 2000. On June 11, 1999, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1999 to its shareholders of record as of the close of business on June 30, 1999. On June 16, 1998, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1998 to its shareholders of record as of the close of business on June 30, 1998.

         The declaration of any future dividends will be determined by the Board of Directors based upon conditions then existing, including the Company's operating results, financial condition, capital requirements and other factors. While there can be no assurances as to the declaration of any future dividends, it is presently contemplated that dividends will be declared annually with a record date of June 30th and a payment date on or about July 15th.

Item 6.  Selected Financial Data

         The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

(in thousands, except per share information and return on equity amounts)

STATEMENT OF OPERATIONS INFORMATION
                                                                       Years ended June 30
                                                 ------------ ------------ ------------ ------------ -------------
                                                   2000         1999         1998         1997         1996
                                                   ----         ----         ----         ----         ----
Sales                                              $22,422      $23,315      $23,891      $26,542      $30,471
Operating profit (loss)                            $(3,708)     $(3,605)     $(2,607)     $(1,633)     $ 2,551
Earnings (loss) before non-owned  interests and
   income taxes                                    $(2,035)     $(2,362)     $  (899)     $(1,243)     $ 3,121
Earnings (loss) before  non-owned  interests in
   Insituform East                                 $(2,015)     $(1,632)     $   127      $  (565)     $ 1,389
Earnings (loss) from continuing operations         $  (343)     $  (213)     $   359      $  (199)     $   247
Net earnings (loss)                                $  (343)     $  (213)     $   359      $10,169      $ 2,055
Earnings (loss) per share:
  Continuing operations                            $ (0.23)     $ (0.14)     $  0.24      $ (0.13)     $  0.17
  Net earnings (loss)                              $ (0.23)     $ (0.14)     $  0.24      $  6.91      $  1.40
Weighted average number of shares                    1,483        1,483        1,483        1,471        1,465
Dividends declared per share                       $  0.10      $  0.10      $  0.10      $  1.55      $  0.05

BALANCE SHEET INFORMATION
                                                                       Years ended June 30
                                                 ------------ ------------ ------------ ------------ -------------
                                                   2000         1999         1998         1997         1996
                                                   ----         ----         ----         ----         ----
Accounts receivable                                $ 6,295      $ 6,593      $ 5,185      $ 6,691      $ 8,497
Working capital                                    $15,868      $20,898      $24,004      $24,537      $17,886
Total assets                                       $36,737      $41,353      $43,211      $51,471      $39,451
Short-term debt                                    $    30      $   442      $   285      $    29      $    55
Long-term debt                                     $    43      $    63      $   105      $   139      $   136
Non-owned interests                                $ 7,004      $10,262      $12,068      $13,042      $16,509
Stockholders' equity                               $24,327      $24,818      $25,180      $24,935      $17,002
Book value per share                               $ 16.40      $ 16.89      $ 16.98      $ 16.88      $ 11.58
Average stockholders' equity
   [Weighted average equity during year
   exclusive of current earnings]                  $24,744      $25,105      $24,878      $17,033      $15,010
Return on equity
[Net earnings divided by average
   stock-holders' equity as defined above]              --           --          1.4%        59.7%        13.7%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$343,197 (-$0.23 per share) on sales of $22.4 million for the fiscal year ended June 30, 2000. In fiscal year 1999, the Company reported a consolidated net loss of -$213,274 (-$0.14 per share) on sales of $23.3 million. In fiscal year 1998, the Company reported consolidated net earnings of $358,790 ($0.24 per share) on sales of $23.9 million.

         The Company attributed its unfavorable results for the fiscal year ended June 30, 2000, to the unfavorable results of Insituform East, the Company's majority-controlled subsidiary and only operating segment. Insituform East recognized a consolidated net loss of -$2,761,306 on sales of $22.4 million, which contributed a loss of -$1,083,131 to CERBCO in fiscal year 2000. Insituform East attributed its unfavorable results in fiscal year 2000 primarily to a significant decrease in immediately workable backlog from October 1999 through May 2000.

         The Company attributed its unfavorable results for the fiscal year ended June 30, 1999 also to the unfavorable results of Insituform East. Insituform East recognized a consolidated net loss of -$1,115,534 on sales of $23.3 million, contributing a loss of -$389,832 to CERBCO in fiscal year 1999. Insituform East attributed its unfavorable results in fiscal year 1999 to the acceptance by Midsouth Partners, its majority-controlled subsidiary partnership, of additional job completion costs on several incomplete projects, costs incurred in connection with litigation initiated by Insituform Technologies, Inc. against Insituform East and Midsouth Partners, and an increase in discounted sales performed by Insituform East and its wholly-owned subsidiaries (collectively, "East").

         The Company attributed its positive net earnings for the fiscal year ended June 30, 1998, primarily to the short-term investment earnings of CERBCO, the parent company, which increased $0.8 million (300%) as a result of the investment of cash realized from the sale of the Company's interest in Capitol Office Solutions on June 30, 1997, and which was more than enough to offset the unfavorable results of Insituform East. Insituform East recognized a consolidated net loss of -$331,907 on sales of $23.9 million, contributing a loss of -$108,453 to CERBCO, in fiscal year 1998. While the operations of East produced results that were modestly positive in fiscal year 1998 due to the favorable impact of the Perry Nuclear project in the first quarter of the fiscal year, these results were more than offset by contributory losses from Midsouth Partners, which experienced significantly reduced margins throughout the year.

         With respect to forward-looking information, while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of Insituform East's present and expected immediately workable backlog of customer orders, the Company currently anticipates modest but positive operating results for Insituform East for the first quarter of fiscal year 2001. A combination of a favorable mix of work and a consistently high volume of immediately workable backlog will be required to sustain positive operating results for Insituform East for the remaining quarters of the fiscal year. Income from the Company's non-operating activities presently is anticipated to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items, the Company's future results are anticipated substantially to parallel the Company's approximate 39% participation in the future results of Insituform East.

         As previously reported, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners, including Insituform East's legitimate competitive rights as a licensee and the competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation including ITI's most recent December litigation cannot be predetermined, pending resolution Insituform East and Midsouth Partners intend to continue to exercise their respective rights under license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December litigation is currently scheduled for July 31, 2001.

         Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $27.1 million at June 30, 2000, as compared to $31.1 million at June 30, 1999. The twelve-month backlog at June 30, 2000 was approximately $15.2 million as compared to $13.5 million at June 30, 1999. The total backlog value of all uncompleted and multi-year contracts at June 30, 2000 and 1999 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

         In response to continuing unfavorable operating margins in fiscal year 2000, Insituform East embarked on an aggressive cost reduction program to return Insituform East to positive operating results in fiscal year 2001. As noted earlier, Insituform East currently anticipates modest but positive operating results for the first quarter of fiscal year 2001 ending September 30, 2000. Insituform East intends going forward to provide a range of customer service and quality in response to market demand, including being the efficient low-cost provider where product price is the predominantly controlling procurement factor.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain items of expense and earnings or loss bear to the sales of CERBCO and the percentage increases or decreases in the dollar amounts of each item from period to period:

                                               Percentage Relationship to Revenues   Period to Period Changes
                                               -----------------------------------   ------------------------
                                                        Years ended June 30             Years ended June 30
                                          --------------------------------------------- -------------------
                                                                                           2000         1999
                                                      2000         1999        1998      vs 1999      vs 1998
                                                      ----         ----        ----      -------      -------

Sales                                                 100.0%       100.0%       100.0%      (3.8%)      (2.4%)
                                                      -----        -----        -----
Costs and Expenses:
  Cost of sales                                        95.0         92.7         88.7       (1.4)        2.0
  Selling, general and administrative expenses         21.5         22.7         22.2       (9.2)       (0.1)
                                                     ------       ------       ------
    Total Costs and Expenses                          116.5        115.4        110.9       (2.9)        1.6
                                                      -----        -----        -----
Operating Loss                                        (16.5)       (15.4)       (10.9)      (2.9)      (38.3)
Investment Income                                       3.1          3.7          4.3      (20.0)      (16.1)
Interest Expense                                       (0.1)        (0.1)        (0.3)     (48.9)      (30.5)
Other Income - net                                      4.4          1.7          3.1      141.0       (43.4)
                                                    -------      -------      -------
Loss Before Non-Owned Interests
  and Income Taxes                                     (9.1)       (10.1)        (3.8)      13.9      (162.8)
Non-Owned Interest in Midsouth Partners                 0.1          3.1          4.3       97.3        28.8
                                                    -------      -------      -------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East and Income Taxes                     (9.0)        (7.0)         0.5      (23.5)   (1,381.6)
Credit for Income Taxes                                (0.0)        (3.0)        (0.0)    (100.9)    8,562.5
                                                    -------      -------     --------
Earnings (Loss) Before Non-Owned Interests in
  Insituform East                                      (9.0)        (4.0)         0.5     (115.3)   (7,938.1)
Non-Owned Interests in Insituform East                  7.5          3.1          1.0     (131.2)     (224.8)
                                                    -------      -------      -------
  Net Earnings (Loss)                                  (1.5%)       (0.9%)        1.5%     (60.9)   (1,594.4)
                                                    ========     ========     =======

                                  2000 vs. 1999

         Consolidated sales decreased $0.9 million (-4%) in fiscal year 2000, primarily as a result of significant decreases in Insituform East's immediately workable backlog from October 1999 through May 2000.

         Consolidated operating results decreased $0.1 million (-3%) from an operating loss of -$3.6 million in fiscal year 1999 to an operating loss of -$3.7 million in fiscal year 2000. Insituform East's gross profit margin decreased from 7% to 5% due primarily to increased indirect costs incurred during fiscal year 2000 to support increased productive capacity, to include support costs associated with the Company's Ohio branch office reestablished in March 1999. Insituform East's selling, general and administrative expenses decreased $0.4 million in fiscal year 2000, primarily as a result of cost reduction measures implemented during fiscal year 2000, plus the impact of additional legal costs associated with the future of Midsouth Partners incurred during fiscal year 1999. The parent company's unallocated general corporate expenses decreased $0.1 million, primarily as a result of increased legal fees in connection with preparation of proxy materials for the annual stockholder's meeting incurred in fiscal year 1999.

         Other income increased $0.6 million, primarily as the result of the payments to the parent company in settlement of the legal proceedings in the Superior Court of the District of Columbia in fiscal year 2000.

         Insituform East's operating results for fiscal year 2000, and thus the consolidated operating results of the Company, were significantly affected by the recognition of all but $19,889 of the negative operating results of Midsouth Partners for the fiscal year and a valuation allowance recorded by Insituform East against its tax provision calculated at statutory rates. The Company's -$2,362,440 Loss Before Non-Owned Interests and Income Taxes for fiscal year 1999 was reduced by the $730,464 allocation of Midsouth Partners' pretax loss to non-owned interests and a $713,000 credit for income taxes recorded by Insituform East. A credit for income taxes of $219,000, recorded by Insituform East for fiscal year 2000, is 7% of its pretax loss of -$2,980,306, as the credit calculated using applicable enacted federal and state tax rates of 39% of Insituform East's pretax loss was reduced by a $943,000 valuation allowance recorded against the deferred tax asset during the year.

                                  1999 vs. 1998

         Consolidated sales decreased $0.6 million (-2%) in fiscal year 1999, primarily as a result of significant revenues from Insituform East's Perry Nuclear project recognized during the first quarter of fiscal year 1998.

         Consolidated operating results decreased $1.0 million (-38%) from an operating loss of -$2.6 million in fiscal year 1998 to an operating loss of -$3.6 million in fiscal year 1999. Insituform East's gross profit margin decreased from 11% to 7% due primarily to acceptance of additional job completion costs on several incomplete projects and an increase in discounted sales. Insituform East's selling, general and administrative expenses decreased $0.1 million in fiscal year 1999, primarily as a result of reduced costs to support decreased production activities more than offsetting additional legal and arbitration costs associated with the future of Midsouth Partners. The parent company's unallocated general corporate expenses increased $0.1 million, primarily as a result of increased fees for legal counsel in connection with preparation of proxy materials for the annual stockholders' meeting.

         Other income decreased $0.3 million, primarily as a result of the payment of damages to CERBCO in connection with the Delaware Action in 1998.

Liquidity and Capital Resources

         Liquidity may be defined as the Company's ability to mobilize cash. Cash and cash equivalents decreased $14.7 million in fiscal year 2000 due primarily to capital expenditures and the purchase of $12.0 million in marketable securities. Cash and cash equivalents decreased $3.3 million in fiscal year 1999 due primarily to capital expenditures and an increase in accounts receivable. Cash and cash equivalents decreased $6.7 million in fiscal year 1998 due primarily to payment of income taxes on the gain resulting from the sale of Capitol Office Solutions and cash dividends to stockholders.

         The Company's operating activities provided approximately $1.0 million in cash in fiscal year 2000 and used approximately $0.3 million and $2.7 million in cash in fiscal years 1999 and 1998, respectively.

         Net cash used in investing activities was approximately $15.1 million, $3.0 million and $1.7 million in fiscal years 2000, 1999 and 1998, respectively. The primary use of such funds in fiscal year 2000 was the investment of the Company's excess cash in marketable securities and Insituform East's purchase of the remaining non-owned interests in Midsouth Partners. In addition, cash was used for capital expenditures by Insituform East in each of the fiscal years to upgrade, expand and improve production capabilities, and purchases of vehicles and production equipment to replace aging units.

         Net cash used in financing activities was $0.6 million, $33 thousand and $2.3 million in fiscal years 2000, 1999 and 1998, respectively. The primary use of such funds in fiscal year 2000 was to repay loans from former partners to Midsouth Partners. During fiscal years 2000 and 1999, CERBCO paid regular cash dividends declared for fiscal years 1999 and 1998, respectively. During fiscal year 1998, CERBCO and Insituform East each paid regular cash dividends declared for fiscal year 1997, and CERBCO paid special cash dividends declared in connection with the sale of Capitol Office Solutions on June 30, 1997.

         The Company's liquidity remained strong with working capital of approximately $15.9 million and a current ratio of 4.7 to 1 at June 30, 2000. The Company anticipates that Insituform East's increased production levels in the future will require additional capital expenditures. The parent company, CERBCO, has cash and temporary investments in excess of $13 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

         As previously disclosed, the Company may purchase additional shares of Common Stock of Insituform East in the future. The Company expects that any such purchases would be made in open market transactions, at the then-prevailing market price, and executed through brokers. Any such purchases will require use of the Company's working capital.

Forward-Looking Information

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, the availability of immediately workable backlog, mix of work, weather, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CERBCO, Inc.

We have audited the accompanying consolidated balance sheets of CERBCO, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
McLean, Virginia
September 22, 2000

                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended June 30
                                                                 2000                 1999               1998
                                                            ----------------    -----------------   ----------------

Sales                                                          $22,421,875         $23,315,198         $23,891,215
                                                            ----------------    -----------------   ----------------
Costs and Expenses:
    Cost of sales                                               21,314,391          21,617,623          21,190,803
    Selling, general and administrative expenses                 4,815,439           5,302,679           5,307,431
                                                            ----------------    -----------------   ----------------
        Total Costs and Expenses                                26,129,830          26,920,302          26,498,234
                                                            ----------------    -----------------   ----------------
Operating Loss                                                  (3,707,955)         (3,605,104)         (2,607,019)
Investment Income                                                  696,015             870,552           1,037,186
Interest Expense                                                   (21,473)            (42,043)            (60,489)
Other Income - net                                                 998,152             414,155             731,256
                                                            ----------------    -----------------   ----------------
Loss Before Non-Owned Interests and Income Taxes                (2,035,261)         (2,362,440)           (899,066)
Non-Owned Interest in Pretax Loss of Midsouth Partners              19,889             730,464           1,026,402
                                                            ----------------    -----------------   ----------------
Earnings (Loss) Before Non-Owned Interests in Insituform
   East, Inc. and Income Taxes                                  (2,015,372)         (1,631,976)            127,336
Provision (Credit) for Income Taxes                                  6,000            (693,000)             (8,000)
                                                            ----------------    -----------------   ----------------

Earnings (Loss) Before Non-Owned Interests in Insituform
   East, Inc.                                                   (2,021,372)           (938,976)            135,336
Non-Owned Interests in Loss of Insituform East, Inc.             1,678,175             725,702             223,454
                                                            ----------------    -----------------   ----------------
                               NET EARNINGS (LOSS)          $     (343,197)     $     (213,274)     $      358,790
                                                            ================    =================   ================

Net Earnings (Loss) per Share of Common Stock:
    Basic Earnings (Loss) per Share                         $        (0.23)     $        (0.14)      $        0.24
                                                            ================    =================   ================
    Diluted Earnings (Loss) per Share                       $        (0.23)     $        (0.14)      $        0.24
                                                            ================    =================   ================

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30
                                                                     ----------------------------------------------
                                                                           2000                         1999
                                                                     -----------------            -----------------

ASSETS

Current Assets:
    Cash and cash equivalents                                            $ 2,344,077               $   17,050,119
    Marketable securities                                                  9,844,593                            0
    Accounts receivable                                                    6,294,655                    6,592,913
    Inventories                                                            1,421,104                    1,273,402
    Prepaid and refundable taxes                                              22,895                      550,453
    Prepaid expenses and other                                               204,381                      339,928
                                                                     -----------------
                                                                                                  -----------------
        Total Current Assets                                              20,131,705                   25,806,815
                                                                     -----------------            -----------------

Property, Plant and Equipment:
    Land and improvements                                                  2,018,587                    2,018,587
    Buildings and improvements                                             6,203,270                    5,880,498
    Vehicles and production equipment                                     13,330,849                   13,303,716
    Small tools, radios and machine shop equipment                         4,637,721                    4,466,896
    Office furniture and equipment                                         1,366,049                    1,274,822
                                                                     -----------------            -----------------
                                                                          27,556,476                   26,944,519
    Less accumulated depreciation and amortization                       (17,247,839)                 (15,432,983)
                                                                     -----------------
                                                                                                  -----------------
        Total Property, Plant and Equipment                               10,308,637                   11,511,536
                                                                     -----------------            -----------------

Other Assets:
    Excess of acquisition cost over value of net
     assets acquired - net of accumulated amortization
     of $1,323,521 in 2000 and $1,253,580 in 1999                          1,618,629                    1,998,822
    Deferred income taxes - net of valuation allowance
     of $943,000 in 2000 and $0 in 1999                                            0                            0
    Cash surrender value of SERP life insurance                            2,387,287                    1,730,964
    Marketable securities                                                  2,231,052                            0
    Deposits and other                                                        60,056                       70,489
                                                                     -----------------            -----------------
        Total Other Assets                                                 6,297,024                    3,800,275
                                                                     -----------------            -----------------
            Total Assets                                                 $36,737,366               $   41,118,626
                                                                     =================            =================

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30
                                                                                   -------------
                                                                  -----------------             -----------------
                                                                        2000                          1999
                                                                  -----------------             -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Partner's loans to Midsouth Partners                               $         0                 $     400,000
    Accounts payable and accrued liabilities                             2,961,927                     2,958,136
    Income taxes payable                                                 1,271,708                     1,508,353
    Current portion of capital lease obligations                            30,177                        42,167
                                                                  -----------------             -----------------
        Total Current Liabilities                                        4,263,812                     4,908,656
                                                                  -----------------             -----------------

Long-Term Liabilities:
    Accrued SERP liability                                               1,099,720                       847,560
    Capital lease obligations (less current portion shown above)            42,584                        62,662
    Deferred income taxes                                                        0                       219,000
                                                                  -----------------             -----------------
                                                                  -----------------
    Total Long-Term Liabilities                                          1,142,304                     1,129,222
                                                                  -----------------             -----------------
        Total Liabilities                                                5,406,116                     6,037,878
                                                                  -----------------             -----------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                         7,004,314                    10,262,319
                                                                  -----------------             -----------------

Stockholders' Equity:
    Common stock, $.10 par value
        Authorized:  3,500,000 shares
        Issued and outstanding: 1,189,476 shares                           118,947                       118,947
    Class B Common stock (convertible), $.10 par value
        Authorized:  700,000 shares
        Issued and outstanding: 293,480 shares                              29,348                        29,348
    Additional paid-in capital                                           7,527,278                     7,527,278
    Retained earnings                                                   16,651,363                    17,142,856
                                                                  -----------------             -----------------
        Total Stockholders' Equity                                      24,326,936                    24,818,429
                                                                  -----------------             -----------------
            Total Liabilities and Stockholders' Equity                 $36,737,366                 $  41,118,626
                                                                  =================             =================


See notes to consolidated financial statements.

                                  CERBCO, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 and 1998

                                                                                   Additional                 Total Stock-
                                     Common Stock          Class B Common Stock     Paid-in       Retained      holders'
                               ---------------------------------------------------
                                  Shares      Amounts       Shares      Amounts     Capital       Earnings       Equity
                               ---------------------------------------------------------------------------------------------

BALANCE - JULY 1, 1997            1,180,601     $118,060     296,355    $29,635     $7,493,378   $17,293,931    $24,935,004

Net earnings                              0            0           0          0              0       358,790        358,790
Issuance of stock pursuant to
    exercise of stock options         6,000          600           0          0         33,900             0         34,500
Conversion of Class B stock
    into Common stock                   375           37        (375)       (37)             0             0              0
Dividends declared                        0            0           0          0              0      (148,296)      (148,296)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1998           1,186,976      118,697     295,980     29,598      7,527,278    17,504,425     25,179,998

Net loss                                  0            0           0          0              0      (213,274)      (213,274)
Conversion of Class B stock
    into Common Stock                 2,500          250      (2,500)      (250)             0             0              0
Dividends declared                        0            0           0          0              0      (148,295)      (148,295)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999           1,189,476      118,947     293,480     29,348      7,527,278    17,142,856     24,818,429

Net loss                                  0            0           0          0              0      (343,197)      (343,197)
Dividends declared                        0            0           0          0              0      (148,296)      (148,296)
                               ---------------------------------------------------------------------------------------------

                               =============================================================================================
BALANCE - JUNE 30, 2000           1,189,476     $118,947     293,480    $29,348     $7,527,278   $16,651,363    $24,326,936
                               =============================================================================================


See notes to consolidated financial statements.

                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended June 30
                                                                           2000             1999             1998
                                                                      ---------------  ---------------  ---------------
Cash Flows from Operating Activities:
    Net earnings (loss)                                               $    (343,197)   $    (213,274)   $     358,790
    Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operations:
        Depreciation and amortization                                     2,383,800        2,211,811        2,209,231
        Amounts attributable to non-owned interests                      (1,698,064)      (1,456,166)      (1,249,856)
        Deferred income taxes                                              (219,000)        (696,000)        (159,000)
        (Increase) decrease in other assets                                       0           17,990              358
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                      298,258       (1,407,866)       1,591,684
            (Increase) decrease in inventories                             (147,702)         108,459          156,156
            (Increase) decrease in other current assets                     663,105          479,036         (303,973)
            Increase (decrease) in accounts payable and accrued               3,791          256,458         (978,703)
expenses
            Increase (decrease) in income taxes payable                    (236,645)         157,528       (4,453,899)
                                                                      ---------------  ---------------  ---------------
    Net Cash Provided by (Used in) Operating Activities                     704,346         (542,024)      (2,829,212)
                                                                      ---------------  ---------------  ---------------

Cash Flows from Investing Activities:
    Capital expenditures                                                 (1,156,897)      (2,433,828)      (1,704,188)
    Disposal of equipment - net                                              87,086           28,797          170,950
    Purchase of marketable securities                                   (12,075,645)               0                0
    Increase in investment in Insituform East                              (300,981)        (115,827)               0
    Cash contributions to Midsouth Partners by non-owned interests                0                0          276,000
    Purchase of remaining interests in Midsouth Partners                   (948,707)               0                0
    Increase in cash surrender value of SERP life insurance                (656,323)        (500,709)        (451,214)
    Increase in SERP liability                                              252,160          241,587          165,023
    Increase in other assets                                                (20,000)               0                0
                                                                      ---------------  ---------------  ---------------
     Net Cash Used in Investing Activities                               (14,819,307)      (2,779,980)      (1,543,429)
                                                                      ---------------  ---------------  ---------------

Cash Flows from Financing Activities:
    Proceeds from revolving lines of credit and long-term borrowings              0                0        1,800,000
    Principal payments on revolving lines of credit, capital lease
        obligations and long-term borrowings                                (42,785)         (34,621)      (1,828,538)
    Loans to Midsouth Partners from non-owned interests                           0          400,000          250,000
    Repayment of loans to Midsouth Partners from non-owned interests       (400,000)        (250,000)               0
    Dividends paid                                                         (148,296)        (148,295)      (2,559,694)
    Proceeds from exercise of stock options                                       0                0           34,500
                                                                      ---------------  ---------------  ---------------
    Net Cash Used in Financing Activities                                  (591,081)         (32,916)      (2,303,732)
                                                                      ---------------  ---------------  ---------------

Net Decrease in Cash and Cash Equivalents                               (14,706,042)      (3,354,920)      (6,676,373)
Cash and Cash Equivalents at Beginning of Year                           17,050,119       20,405,039       27,081,412
                                                                      ---------------  ---------------  ---------------
Cash and Cash Equivalents at End of Year                              $    2,344,077   $   17,050,119   $   20,405,039
                                                                      ===============  ===============  ===============

Supplemental disclosure of cash flow information:
    Interest paid                                                     $       21,473   $       85,013   $       60,489
    Income taxes paid (refunded)                                      $      (65,913)  $     (552,561)  $    4,739,513

Supplemental disclosure of non-cash investing and financing activities:
    Additions to capital leases                                       $       10,717   $            0   $            0

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

1.       Summary of Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO") and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany balances and transactions have been eliminated in consolidation.

Business Operations

         CERBCO is a parent holding company with a controlling interest in one principal operating subsidiary. Insituform East and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines using cured-in-place pipe ("CIPP") rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, Insituform East has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform(R) process under territorially exclusive sublicense agreements as explained in Note 7: Commitments. Utilizing other trenchless CIPP processes, Insituform East's wholly-owned subsidiary, Midsouth Partners, operates from and after July 20, 1999, substantially without geographic restriction.

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

Cash and Cash Equivalents

         Cash and cash equivalents are composed of unrestricted checking accounts and short-term investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. For purposes of the consolidated statements of cash flows, the Company considers only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest which approximates market.

Marketable Securities

         Marketable securities include all investments with a maturity greater than three months and are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of the securities at the time of purchase. All of the Company's marketable securities are debt securities and the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.

Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Substantially all inventories consist of raw materials utilized in CIPP rehabilitation processes.

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


Goodwill

         The excess of cost over the fair value of the Insituform East net tangible assets ("goodwill") acquired in 1985 is amortized using the straight-line method over forty years. The Company annually reviews its goodwill recoverability by assessing the historical profitability of Insituform East and expectations as to its future nondiscounted cash flows and operating income; the continued use of its name; the continued use of its license agreements; and the status of various patents which govern the Insituform process. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 2000.

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result from recognizing certain items of income and expense in consolidated financial statements in different years from those in income tax returns. These temporary differences relate principally to use of accelerated depreciation methods for income tax purposes; net operating loss carryforwards; timing of the payment of compensated absences; and timing of the recognition of the results of operations of the Company's investment in Midsouth Partners (see Note 5: Investment in Midsouth Partners).

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company has determined that the adoption of SFAS No. 133 will not have a significant effect on its financial statement presentation or disclosures, or on its results of operations and financial position. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25, which clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25") for certain issues. The Interpretation clarifies (a) the definition of "employee" for purposes of applying Opinion 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000, for which the effects are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation had no impact on the Company's financial position or results of operations.

2.       Marketable Securities

         At June 30, 2000, the Company held investments in marketable debt securities which were classified as held-to-maturity. Securities with a maturity date within one year are classified as Marketable Securities as a part of Current Assets. Securities with a maturity date beyond one year are included under Other Assets. All securities are stated at amortized cost.

         Marketable securities consist of:
                                                            2000
                                                       ----------------
        Current:
            U.S. Government and Agencies                 $ 5,844,593
            Corporate                                      4,000,000
                                                       ----------------
                                                           9,844,593
        Non-current:
            U.S. Government and agencies                   2,231,052
                                                       ----------------
                Total marketable securities              $12,075,645
                                                       ================

3.       Accounts Receivable

         Accounts receivable consist of:
                                                            2000                       1999
                                                       ----------------          -----------------

        Due from municipal and commercial customers       $5,400,317               $6,514,843
        Miscellaneous                                        894,338                   78,070
                                                       ----------------          -----------------
                                                           6,294,655                6,592,913
        Less: Allowance for doubtful accounts                      0                        0
                                                       ----------------          -----------------
                                                          $6,294,655               $6,592,913
                                                       ================          =================

4.       Equity in Insituform East

         At June 30, 2000, CERBCO beneficially held 1,412,850 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 34.8% of the Common Stock, 99.5% of the Class B Common Stock, 39.2% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. At June 30, 1999, CERBCO beneficially held 1,226,400 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 30.2% of the Common Stock, 99.5% of the Class B Common Stock, 34.9% of the total equity and 59.5% of the total voting power of all outstanding classes of Insituform East stock. At June 30, 1998, CERBCO beneficially held 1,127,500 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 27.8% of the Common Stock, 99.5% of the Class B Common Stock, 32.7% of the total equity and 58.1% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Insituform East Board of Directors after election of not less than 25% of the directors by holders of shares of Common Stock, voting separately as a class.

         During the years ended June 30, 2000 and 1999, CERBCO acquired 186,450 shares and 98,900 shares of Insituform East Common Stock for $300,981 and $115,827, respectively. The differences between the cost of the stock and the net book value thereof, $310,252 in 2000 and $233,950 in 1999 have been credited to excess of acquisition cost over value of net assets acquired.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 2000, 1999 or 1998. If all the options and warrants outstanding at June 30, 2000 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.6% and 58.4%, respectively.

         From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. No shares were purchased in 2000, 1999, or 1998.

5.       Investment in Midsouth Partners

         CERBCO's consolidated financial statements as of June 30, 2000, 1999 and 1998 and for each of the years then ended include the accounts of Midsouth Partners, Insituform East's majority-controlled subsidiary partnership from June 12, 1996 to July 20, 1999, and wholly-owned subsidiary since July 20, 1999. Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. Midsouth Partners was the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20, 1999. The Partnership's general partners to July 20, 1999, were Insitu, Inc., a wholly-owned subsidiary of Insituform East; Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., an affiliate of ITI.

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

         Effective July 20, 1999, Insituform East, through its wholly-owned subsidiary, Midsouth, LLC, acquired the remaining 57.5% interests in Midsouth Partners previously held by ITI and Insituform Southwest, Inc. for $948,707, the book value of their respective partnership accounts on July 20, 1999. The acquisition was accounted for as a purchase. Partnership pretax earnings and losses attributable to these interests, previously allocated to non-owned interests in consolidation, have been allocated to the Company subsequent to July 20, 1999.

         Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1997, are as follows:

                                                                      Years Ended June 30,
                                                               ----------------------------------
                                                                   2000              1999
                                                                   ----              ----
        Sales                                                  $22,421,875       $23,315,198
        Net Earnings (Loss)                                    $  (350,998)      $  (392,009)
        Net Earnings (Loss) Per Share
           Basic                                                    $(0.24)           $(0.26)
           Diluted                                                  $(0.24)           $(0.26)

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:
                                                                    2000              1999
                                                                    ----              ----

        Accounts payable                                         $1,633,378       $1,448,725
        Accrued compensation and related expenses                 1,180,253        1,361,115
        Dividends payable                                           148,296          148,296
                                                               ------------     ------------
                                                                 $2,961,927       $2,958,136

7.       Commitments

         The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $267,000, $163,000 and $452,000 for the years ended June 30, 2000, 1999 and 1998, respectively. In addition, the Company obtains certain mobile production equipment under long-term capital leases. The net book value of equipment under capital lease at June 30, 2000 is approximately $38,000. Minimum future rental commitments under long-term capital and operating leases in effect at June 30, 2000, are as follows:

        Years Ending June 30                            Capital Leases                     Operating Leases
        --------------------
                                                        -----------------                  -------------------

        2001                                                 $43,844                             $72,036
        2002                                                  38,968                              72,036
        2003                                                  10,134                              31,524
        2004                                                       0                              18,561
        2005                                                       0                                   0
        2006 and thereafter                                        0                                   0
                                                        ------------                       --------------
        Total Minimum Payments                                92,946                            $194,157
                                                                                                ========
        Less:  Interest                                       20,185
                                                            --------
        Present Value of Minimum Payments                     72,761
        Less:  Current Portion                                30,177
                                                            --------
        Long-term Capital Lease Obligations                  $42,584
                                                             =======

         Insituform East has entered into six sublicense agreements with ITI which grant Insituform East the right to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, and three counties of Kentucky. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of either party. The agreements specify that a royalty equal to 8% of the gross contract price of all contracts performed utilizing the process, less certain fees, be paid to ITI.

         The agreements obligate Insituform East to pay minimum annual royalties during the terms of the agreements unless waived upon approval of Insituform East's marketing and sales plans for licensed processes by ITI. Payments of such minimum annual royalties for Insituform East for the years ended June 30, 1999 and 1998 have been waived by ITI. Payments of minimum annual royalties for Midsouth Partners for the years ended December 31, 1998 and 1997 were also waived by ITI. During the year ended June 30, 2000, Insituform East incurred $1,215,929 in royalty expense, including $220,806 in minimum annual royalties not waived by ITI. During the years ended June 30, 1999 and 1998, Insituform East incurred royalty expense of $1,244,954 and $1,409,696, respectively. Insituform East has not received a waiver of minimum annual royalties for the year ending June 30, 2001.

         Midsouth Partners entered into a sublicense agreement with ITI which granted Midsouth Partners the right to perform the Insituform process in Tennessee, most of Kentucky and northern Mississippi under terms similar to Insituform East's sublicense agreements discussed above. In connection with the Midsouth Settlement Agreement, Midsouth Partners' Insituform License Agreement and its requirement to pay royalties were relinquished effective July 20, 1999.

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

         Also as previously reported by the Company, in January 1993, a lawsuit against the partners in the law firm of Rogers & Wells and the Company, arising out of the subject matter of the Delaware litigation, was filed in the Superior Court of the District of Columbia (the "D.C. Complaint"). Plaintiffs were the same two stockholders who were plaintiffs in the Delaware Action, and a former director of the Company, and alleged that Rogers & Wells breached its duty of loyalty and care to the Company by representing allegedly conflicting interests of the Eriksons in the Proposed Transaction with ITI. Plaintiffs also claimed that Rogers & Wells committed malpractice by allegedly making misrepresentations to the Company's Board and allegedly failing to properly inform the Company's Board. Plaintiffs claimed that the conduct of Rogers & Wells caused the Company to lose an opportunity to sell its control of Insituform East to ITI, caused the Company to incur substantial expense, and unjustly enriched Rogers & Wells. The D.C. Complaint sought to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages in an amount not less than $6 million for the loss of the opportunity for the Company to sell its control of Insituform East to ITI, and (iii) punitive damages. Although the D.C. Complaint stated that it was filed on behalf of the Company, management did not believe that Rogers & Wells should be sued on any of the claims set forth therein.

         Motions to dismiss this case by the Company and Rogers & Wells were denied, but a stay of the proceedings was granted until after the Delaware trial. Plaintiffs agreed to a stay of the D.C. Superior Court action pending the outcome of the appeal of the trial court's ruling in the Delaware Action to the Delaware Supreme Court and, subsequently, the stay was continued at least until such time as the Delaware Court of Chancery ruled upon plaintiffs' pending motion for post-remand relief. After the Delaware Supreme Court's ruling on December 3, 1997, finally affirming the Delaware Court of Chancery with respect to such post-remand relief and a renewed petition for counsel fees and expenses, the stay of the District of Columbia action was lifted, and plaintiffs filed an amended D.C. Complaint. In the amended D.C. Complaint, plaintiffs asserted essentially the same conflicts of interest charges against Rogers & Wells but shifted their focus from the value of the alleged lost opportunity to the litigation expenses incurred by the Company in the Delaware Action. Plaintiffs sought to recover from Rogers & Wells (i) damages in an amount equal to all fees paid to Rogers & Wells, (ii) damages for more than $2 million in attorneys' fees and expenses incurred by CERBCO in the Delaware Action and other unspecified compensatory damages, and (iii) punitive damages. On March 27, 1998, the Company filed its answer to the amended D.C. Complaint, in which it denied all liability and asserted certain affirmative defenses. On the same day, it filed its motion for summary judgment, together with a supporting memorandum of law, on the grounds of collateral estoppel and res judicata. Rogers & Wells likewise answered the amended D.C. Complaint, denying liability, and filed a motion for summary judgment on collateral estoppel grounds. On February 18, 1999, the D.C. Superior Court entered an Order denying the Company's motion on the ground of res judicata, but granting the defendants' summary judgment motion on the issue of punitive damages only. On April 9, 1999, the Court conducted a hearing limited to the issues of causation, damages, and collateral estoppel with respect to the defendants' pending motions. On May 20, 1999, the Court denied the Company's motion for summary judgment on the ground of collateral estoppel. The matter was then referred to mediation in the District of Columbia.

         During the mediation proceeding, the parties to the D.C. lawsuit entered into settlement negotiations. On or about April 10, 2000, the parties signed a stipulation of settlement of that lawsuit (the "Stipulation"). The tentative settlement described in the Stipulation provided for a payment by Rogers & Wells to the Company of $700,000 and for an exchange of mutual releases, including releases of the Company and its directors by plaintiffs. The Stipulation further provided for plaintiffs' counsel to petition the D.C. Superior Court for an award of $233,333 in attorneys' fees (one-third of the proposed settlement proceeds) and approximately $32,000 in expenses. On April 17, 2000, the Company sent a notice of pendency of the D.C. lawsuit and of the proposed settlement to the Company's stockholders. In a hearing on May 31, 2000, the D.C. Superior Court determined that (i) the proposed settlement described in the Stipulation was fair, reasonable, adequate and in the best interest of the Company and its stockholders, and (ii) the requested attorneys' fees and expenses were awarded to plaintiffs. The Company has received the settlement payment from Rogers & Wells and out of that payment has paid the attorneys' fees and expenses awarded by the Court to plaintiffs' counsel. The D.C. legal proceedings are now complete.

Dispute with ITI - United States District Court for the Middle District of Tennessee

         As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against Insituform East and its subsidiary Midsouth Partners. In its Amended Complaint, which was filed on June 13, 2000, ITI contends that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI contends that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act, the Tennessee Model Trademark Act, and applicable state law for the alleged unauthorized use of the Insituform trademark. ITI seeks to terminate the Settlement Agreement and with it Midsouth Partners' rights to continue to exploit the Insituform process as provided in the Settlement Agreement. ITI seeks declarations (i) that Midsouth Partners has committed one or more noncurable breaches of the Settlement Agreement; (ii) that Midsouth Partners has violated the Lanham Act and the Tennessee Model Trademark Act; (iii) that Midsouth Partners is no longer entitled to exploit the Insituform process, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement, and (iv) that the Settlement Agreement is or can be terminated. ITI also seeks a declaration that the right of Insituform East and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect. In addition, ITI seeks unspecified damages.

         ITI also contends that the various license agreements between Insituform East and ITI bar Insituform East from exploiting the Insituform process, using the Insituform trademark, or practicing any CIPP techniques outside of Insituform East's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and Insituform East are allegedly alter egos of one another. ITI contends that Insituform East is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of Insituform East's obligations under its license agreements with ITI. ITI seeks a declaration that Insituform East and Midsouth Partners must pay ITI a royalty and cross-over royalty totaling 20% (except as otherwise provided by the Settlement Agreement) for any CIPP work performed in these so-called "Insituform Owner Reserved Territories." ITI also seeks damages in the form of any and all unpaid royalties and cross-over royalties that are allegedly owed.

         In addition, ITI seeks a declaration that it is no longer obligated to make payments to Insituform East under its August 4, 1980 agreement with Insituform East's predecessor-in-interest (the "SAW Agreement"), under which ITI agreed to pay Insituform East's predecessor-in-interest for recruiting potential licensees of the Insituform process. ITI contends that its acquisition or merger of several such licensees has extinguished its obligations under the SAW
Agreement to pay Insituform East, which was assigned the right to receive payments for such licensees in April 1981.

         Trial is currently scheduled for July 31, 2001, and discovery is underway. Insituform East has counterclaimed for a determination in its favor that all of its practices are lawful and in accord with existing agreements. Insituform East seeks unspecified damages from ITI in its counterclaims. The ultimate outcome and consequences of this suit cannot be ascertained at this time.

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of Insituform East that the aggregate amount of any such liability will not have a material adverse effect on the financial position of Insituform East. Conversely, in the opinion of management, in the unforeseen event that the plaintiffs/counter-defendants substantially prevailed on their claims against Insituform East and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally and to practice CIPP rehabilitation process methods, such event could have a material adverse effect on the future financial position of Insituform East.

Summary and Other

         Management believes ultimate resolution of the matters discussed above will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. The Company is also involved in other contingencies, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

9.       Common Stock

         The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In fiscal year 2000, no shares of Class B Common Stock were converted to Common Stock. In 1999 and 1998, 2,500 shares and 375 shares, respectively, were converted.

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

10.      Income Taxes

         The  provision  (credit)  for taxes is  composed of the  following  (in thousands):
                                                              2000                  1999                 1998
                                                              ----                  ----                 ----
        Current Taxes:
            Federal                                          $  225               $     5             $    158
            State                                                 0                    (2)                  (7)
                                                             ------               -------             --------
                Total current tax expense (benefit)             225                     3                  151
                                                             ------               -------             --------
        Deferred Taxes:
            Federal                                            (191)                 (607)                (139)
            State                                               (28)                  (89)                 (20)
                                                            -------               -------             --------
                Total deferred tax expense (benefit)           (219)                 (696)                (159)
                                                            -------               -------             --------
                    Total provision (credit) for taxes      $     6               $  (693)            $     (8)
                                                            =======               =======             ========

         The provision (credit) for income taxes is different from that computed using the statutory federal income tax rate of 34% for the following reasons (in thousands, except percentages):

                                                               2000                   1999                  1998
                                                               ----                   ----                  ----
                                                        Amounts         %      Amounts         %     Amounts         %
                                                        -------         -      -------         -     -------         -

        Taxes computed at statutory rate                $(678)        (34)     $(552)        (34)      $44          34
        Increase (decrease) in taxes resulting from:
            State and  local  income  taxes,  net of
              federal income tax benefit (expense)       (171)         (8)      (112)         (7)      (45)        (35)
            Non-taxable income                           (135)         (7)       (80)         (4)      (54)        (42)
            Nondeductible items                            47           2         51           3        47          37
            Valuation allowance                           943          47           0          0         0           0
                                                        -----          --    --------       ----      ----         ---
                Total provision (credit) for taxes     $    6           0      $(693)        (42)      $(8)         (6)
                                                       ======         ===      =====         ===       ====         ===

         The calculation of Insituform East's credit for income taxes for the year ended June 30, 2000, using applicable enacted federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $943,000 at June 30, 2000, has been reduced by a valuation allowance of $943,000 because, based on the weight of evidence available, to include Insituform East's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

         The primary components of temporary differences which give rise to the Company's net deferred tax asset (liability) at June 30, 2000 and 1999 are presented below:

                                                                   June 30,
                                                      ------------------------------------
                                                            2000                1999
                                                            ----                ----
        Deferred Tax Assets:
             Net operating loss carryforwards             $1,858,000        $     729,000
             Deferred compensation                            17,000               19,000
             Other                                            55,000              104,000
             Valuation allowance                            (943,000)                   0
                                                      -----------------    ---------------
                 Total deferred tax assets                   987,000              852,000

        Deferred Tax Liability:
             Depreciation                                   (987,000)          (1,071,000)
                                                      -----------------    ---------------
        Net deferred tax asset (liability)                $        0        $   (219,000)
                                                      =================    ===============

11.      Earnings (Loss) Per Share

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

                  2000                      1999                    1998
                  ----                      ----                    ----

Basic          1,482,956                  1,482,956              1,482,808
               =========                  =========              =========
Diluted        1,482,956                  1,482,956              1,482,808
               =========                  =========              =========

12.      Retirement Benefit Plans

         Employees of East (including employees of the parent company, CERBCO) and Midsouth Partners who meet certain minimum eligibility requirements and who are not covered by collective bargaining agreements participate in separate profit-sharing plans. No employees of either company were covered by collective bargaining agreements as of June 30, 2000. Contributions to the plans are determined annually by the respective companies. During the years ended June 30, 2000, 1999 and 1998, the Company recognized profit sharing expense of approximately $15,000, $243,000 and $48,000, respectively.


13.      Supplemental Executive Retirement Plans

         CERBCO has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was approximately $209,000, $186,000 and $165,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. CERBCO established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of life insurance. Assets of the trust are subject to the claims of CERBCO's creditors in the event of bankruptcy or insolvency.

         On January 1, 1998, Insituform East established a similar unfunded supplemental pension plan for its three executive officers who are not otherwise participants in the CERBCO plan. The expense for this plan was approximately $49,000, $60,000 and $18,000 for the fiscal years ended June 30, 2000, 1999 and
1998, respectively. On July 1, 1998, Insituform East established a trust to facilitate the payment of benefits under its plan. Funds in this trust are invested in variable life insurance policies on the lives of two of the three plan-covered officers. One of the three officers did not qualify for such insurance and, therefore, any premature death of this officer prior to retirement would result in an accelerated recognition by Insituform East of his unaccrued plan benefits. Assets of the trust are subject to the claims of Insituform East's creditors in the event of bankruptcy or insolvency.

14.      Stock Option Plans

         During fiscal year 1998, CERBCO adopted the 1997 Directors' Stock Option Plan. Under the terms of this plan, up to 125,000 shares of Common Stock have been reserved for the Company's Directors. All grants of options are made at the market price on the date of the grant. CERBCO granted options on 20,000 shares (options on 5,000 shares to each of four directors) of CERBCO's Common Stock on December 10, 1999, December 18, 1998 and December 19, 1997, at the option prices of $5.375 per share, $7.656 per share and $9.40625 per share, respectively, exercisable within five years of the date of the grants. The following is a summary of transactions for the 1997 Directors' Stock Option
Plan:

                                                                                 Shares Under Option
                                                                 ----------------- ---------------- -----------------
                                                                        2000              1999             1998
                                                                        ----              ----             ----
        Outstanding, beginning of year                                40,000            20,000                0
        Granted during the year                                       20,000            20,000           20,000
        Exercised during the year                                          0                 0                0
        Expired/canceled during the year                                   0                 0                0
                                                                  ----------        ----------       ----------
        Outstanding, end of year                                      60,000            40,000           20,000
                                                                      ======            ======           ======

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


         Summary information for stock options granted during the years ended June 30, 2000, 1999 and 1998 is as follows:

                                                                                 Years ended June 30
                                                               ----------------- ------------------ -----------------
                                                                           2000               1999              1998
                                                                           ----               ----              ----

        Date of grant                                                  12/10/99           12/18/98          12/19/97
        Option shares granted                                            20,000             20,000            20,000
        Per share exercise price                                          $5.38              $7.66             $9.41
        Fair value per option share                                       $2.20              $3.26             $4.65

         The fair value of options granted during the years ended June 30, 2000, 1999 and 1998 was estimated on the date of the grants using the binomial option-pricing model using the following assumptions:

                                                                        Years ended June 30
                                                        ----------------- ---------------- -----------------
                                                                    2000             1999              1998
                                                                    ----             ----              ----

        Risk-free interest rate                                    5.98%            4.58%             4.69%
        Expected option term                                     5 years          5 years           5 years
        Expected stock price volatility                              44%              46%               55%
        Expected dividend yield                                       2%               1%                1%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net earnings (loss) and pro forma basic and diluted net earnings (loss) per share for the years ended June 30, 2000, 1999 and 1998 would be as follows:

                                                                        Years ended June 30
                                                        ----------------- ---------------- -----------------
                                                              2000             1999              1998
                                                              ----             ----              ----
        Net Earnings (Loss):
            As reported                                   $(343,197)        $(213,274)         $358,790
            Pro forma                                     $(372,247)        $(256,284)         $297,384
        Basic Net Earnings (Loss) Per Share:
            As reported                                      $(0.23)           $(0.14)            $0.24
            Pro forma                                        $(0.25)           $(0.17)            $0.20
        Diluted Net Earnings (Loss) Per Share:
            As reported                                      $(0.23)           $(0.14)            $0.24
            Pro forma                                        $(0.25)           $(0.17)            $0.20

15.      Unaudited Quarterly Financial Data

         The following table provides summarized quarterly results of operations for fiscal years 2000 and 1999 (in thousands, except per share information):

                                                                            Three Months Ended
                                                     --------------------------------------------------------
        2000                                         September 30       December 31       March 31    June 30
        ----                                         ------------       -----------       --------    -------
        Sales                                              $7,314            $4,672         $4,762     $5,674
        Gross profit (loss)                                 1,195              (203)          (536)       651
         Net earnings (loss)                                   45                28           (413)        (3)
        Net earnings (loss) per share                        0.03              0.02          (0.28)      0.00

        1999                                         September 30       December 31        March 31    June 30
        ----                                         ------------       -----------        --------    -------
        Sales                                              $6,048            $5,898         $4,993     $6,376
        Gross profit (loss)                                   997               867           (332)       164
        Net earnings (loss)                                    35               (11)          (142)       (95)
        Net earnings (loss) per share                        0.02             (0.01)         (0.10)     (0.05)

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)      Identification of CERBCO Directors

Name                         Age      Director Since                Other Positions with Registrant
----                         ---      --------------                -------------------------------
Robert W. Erikson            55       December 1974 1/              President
George Wm. Erikson           58       November 1975 1/              Chairman & General Counsel
Webb C. Hayes, IV            52       April 1991                    None
Paul C. Kincheloe, Jr.       59       April 1991                    None

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

(b)      Identification of CERBCO Executive Officers

Name                         Age      Position(s)                                 Held Since
----                         ---      -----------                                 ----------
Robert W. Erikson            55       President                                   February 1988
George Wm. Erikson           58       Chairman & General Counsel                  February 1988
Robert F. Hartman            53       Vice President, Secretary & Treasurer       February 1988 1/

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

(f)      Involvement in Certain Legal Proceedings

         Not applicable.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to Reporting Persons were complied with during the fiscal year.

Item 11.  Executive Compensation

         CERBCO is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, in Insituform East ("IEI"). CERBCO officers participate in the management of each of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and its subsidiaries for the fiscal years ended June 30, 2000, 1999 and 1998:

                                                      SUMMARY COMPENSATION TABLE
                                                                                              Long-Term Compensation
                                                                                            --------------------------
                                                            Annual Compensation                    Awards      Payouts
                                             ---------------------------------------------- ------------------ -------
         Name                                                        Other        Total     Restricted
          and                                                        Annual       Annual      Stock   Options/   LTIP     All Other
       Principal                              Salary      Bonus    Compensation Compensation  Awards   SARs    Payouts  Compensation
       Position          Year                  ($)          ($)        ($) 2/     ($)          ($)     (#)       ($)        ($) 3/
------------------------------------------------------------------------------------------------------------------------------------

Robert W. Erikson        2000   CERBCO      $ 11,819        $0         $0      $ 11,819         $0     5,000        $0       $     0
Director & President 1/         IEI          223,106         0          0       223,106          0    15,000         0         1,140
                                CERBERONICS   93,359         0          0        93,359          0         0         0             0
                                            --------        --         --      --------         --    ------        --       -------
                                            $328,284        $0         $0      $328,284         $0    20,000        $0       $ 1,140
                                            ========        ==         ==      ========         ==    ======        ==        ======

                         1999   CERBCO      $ 11,475        $0         $0      $ 11,475         $0     5,000        $0       $     0
                                IEI          216,607         0          0       216,607          0    15,000         0        13,076
                                CERBERONICS   90,640         0          0        90,640          0         0         0             0
                                            --------        --         --      --------         --    ------        --       -------
                                            $318,722        $0         $0      $318,722         $0    20,000        $0       $13,076
                                            ========        ==         ==      ========         ==    ======        ==       =======

                         1998   CERBCO      $ 11,480        $0         $0      $ 11,480         $0     5,000        $0       $     0
                                IEI          215,030         0          0       215,030          0    15,000         0         2,345
                                CERBERONICS   90,339         0          0        90,339          0         0         0             0
                                            --------        --         --      --------         --    ------        --       -------
                                            $316,849        $0         $0      $316,849         $0    20,000        $0       $ 2,345
                                            ========        ==         ==      ========         ==    ======        ==        ======

George Wm. Erikson       2000   CERBCO      $ 11,819        $0         $0      $ 11,819         $0     5,000        $0       $     0
Director, Chairman              IEI          223,106         0          0       223,106          0    15,000         0         3,540
 & General Counsel 1/           CERBERONICS   93,359         0          0        93,359          0         0         0             0
                                            --------        --         --      --------         --    ------        --       -------
                                            $328,284        $0         $0      $328,284         $0    20,000        $0       $ 3,540
                                            ========        ==         ==      ========         ==    ======        ==        ======

                         1999   CERBCO      $ 11,475        $0         $0      $ 11,475         $0     5,000        $0       $     0
                                IEI          216,607         0          0       216,607          0    15,000         0        15,476
                                CERBERONICS   90,640         0          0        90,640          0         0         0             0
                                            --------        --         --      --------         --    ------        --       -------
                                            $318,722        $0         $0      $318,722         $0    20,000        $0       $15,476
                                            ========        ==         ==      ========         ==    ======        ==       =======

                         1998   CERBCO      $ 11,480        $0         $0      $ 11,480         $0     5,000        $0       $     0
                                IEI          215,030         0          0       215,030          0    15,000         0         4,745
                                CERBERONICS   90,339         0          0        90,339          0         0         0             0
                                            --------        --         --      --------         --    ------        --       -------
                                            $316,849        $0         $0      $316,849        $0     20,000        $0       $ 4,745
                                            ========        ==         ==      ========         ==    ======        ==        ======

Robert F. Hartman        2000   CERBCO      $  8,729        $0         $0      $  8,729         $0     5,000        $0       $     0
Vice President,                 IEI           94,962         0          0        94,962          0    15,000         0         1,004
 Secretary &                    CERBERONICS    3,089         0          0         3,089          0         0         0             0
 Treasurer                                  --------        --         --      --------         --    ------        --       -------
                                            $106,780        $0         $0      $106,780         $0    20,000        $0       $ 1,004
                                            ========        ==         ==      ========         ==    ======        ==        ======

                         1999   CERBCO      $  8,475        $0         $0      $  8,475         $0         0        $0       $     0
                                IEI           92,195         0          0        92,195          0         0         0         7,626
                                CERBERONICS    3,000         0          0         3,000          0         0         0             0
                                            --------        --         --      --------         --    ------        --       -------
                                            $103,670        $0         $0      $103,670         $0         0        $0       $ 7,626
                                            ========        ==         ==      ========         ==    ======        ==        ======

                         1998   CERBCO      $  9,207    $    0         $0      $  9,207         $0         0        $0       $     0
                                IEI           91,524     2,000          0        93,524          0         0         0         2,874
                                CERBERONICS    2,273         0          0         2,273          0         0         0             0
                                            --------    ------         --      --------         --    ------        --       -------
                                            $103,004    $2,000         $0      $105,004         $0         0        $0       $ 2,874
                                            ========    ======         ==      ========         ==    ======        ==        ======

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

         The following tables set forth the annual retirement benefits that would be received under the CERBCO SERP at various compensation levels after the specified years of service:


Pension Plan Table Where Formula Provides 50% of Compensation 1/

                          Years of Service (Under Plan)
---------------------------------------------------------------------------------------------------------------------
(Final) Remuneration
                                     15                  20                 25                  30                 35
                                     --                  --                 --                  --                 --

            $125,000            $58,594             $62,500            $62,500             $62,500            $62,500
            $150,000            $70,313             $75,000            $75,000             $75,000            $75,000
            $175,000            $82,031             $87,500            $87,500             $87,500            $87,500
            $200,000            $93,750            $100,000           $100,000            $100,000           $100,000
            $225,000           $105,469            $112,500           $112,500            $112,500           $112,500
            $250,000           $117,188            $125,000           $125,000            $125,000           $125,000
            $300,000           $140,625            $150,000           $150,000            $150,000           $150,000
            $350,000           $154,627            $175,000           $175,000            $175,000           $175,000
            $400,000           $154,627            $182,101           $200,000            $200,000           $200,000
            $450,000           $154,627            $182,101           $201,055            $221,961           $225,000
            $500,000           $154,627            $182,101           $201,055            $221,961           $245,085

1/ Assumes at the time the Plan was  established  (i) the  individual is age 50,
(ii) maximum covered compensation is $250,000 and is increased 2% (compounded annually) each year of service after 1992, and (iii) retirement is effective at the beginning of the year.

Pension Plan Table Where Formula Provides 25% of Compensation 2/

                          Years of Service (Under Plan)
---------------------------------------------------------------------------------------------------------------------
(Final) Remuneration
                                     15                  20                 25                  30                 35
                                     --                  --                 --                  --                 --

             $50,000             $8,929             $11,905            $12,500             $12,500            $12,500
             $75,000            $13,393             $17,858            $18,750             $18,750            $18,750
            $100,000            $17,858             $23,810            $25,000             $25,000            $25,000
            $200,000            $21,206             $31,218            $36,190             $39,957            $44,115
            $300,000            $21,206             $31,218            $36,190             $39,957            $44,115
            $400,000            $21,206             $31,218            $36,190             $39,957            $44,115
            $500,000            $21,206             $31,218            $36,190             $39,957            $44,115

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

         The following table sets forth information concerning vested annual benefits as of June 30, 2000 for the executives listed in the Summary Compensation Table covered by the CERBCO SERP:

                                Years of Credited      Current Annual Covered        Vested          Vested Annual
Name                            Service Under Plan          Compensation            Percentage          Benefit
----                            ------------------          ------------            ----------          -------

Robert W. Erikson                        8                    $287,171                44.44%            $63,816
George Wm. Erikson                       8                    $287,171                53.33%            $78,579
Robert F. Hartman                        8                    $103,382                40.00%            $10,338

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

         The terms of the CERBCO 1997 Directors' Plan contemplated that each director of the Company be granted an option to purchase 5,000 shares of the Company's Common Stock each year for five years, for a total of 25,000 shares of Common Stock per director, beginning in fiscal year 1997. On December 10, 1999, options on a total of 20,000 shares of Common Stock were granted to directors of the Company (options on 5,000 shares to each of four directors) at a per share price of $5.375. No options available under the plan were exercised by directors of the Company during fiscal year 2000.

Insituform East, Incorporated Plans

Insituform East Employee Advantage Plan

         As executive officers of Insituform East, Messrs. Robert Erikson, George Erikson and Robert Hartman participate in the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"). The IEI Advantage Plan is a noncontributory profit sharing (retirement) plan in which all employees not covered by a collective bargaining agreement and employed with Insituform East for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Insituform East Board of Directors which determines, at its discretion, the amount of Insituform East's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of Insituform East, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of Insituform East's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation above FICA limits. Amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% of the contribution paid vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2000.

         The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. As mandated by the plan, Insituform East contributed an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. During the fiscal year ended June 30, 2000, Insituform East made the following contributions for the Company's officers:


Names and Capacities in Which                                     Contributions for           Vested Percent
Cash Contributions Were Made                                      Fiscal Year 2000  1/        as of 6/30/00
----------------------------                                      ----------------            --------------

George Wm. Erikson, Chairman                                            $2,400                       100%
Robert W. Erikson, President                                            $    0                       100%
Robert F. Hartman, Vice President - Administration & Secretary          $  337                       100%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)                              $7,199                        N/A

1/ Total contributions to employees of $78,810 include Insituform East's matching contribution of $54,760 and reallocated amounts totaling $24,050 forfeited by former participants who terminated employment with Insituform
     East during fiscal year 2000.

Insituform East 1999 Board of Directors' Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the Insituform East, Incorporated 1999 Board of Directors' Stock Option Plan (the "IEI 1999 Directors' Plan"). The purpose of this plan is to promote the growth and general prosperity of Insituform East by permitting Insituform East, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of Insituform East's Board of Directors with an additional incentive for such persons to contribute to the success of Insituform East. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. The IEI 1999 Directors' Plan is administered and options are granted by the Insituform East Board of Directors. As directors of Insituform East, Messrs. Robert Erikson and George Erikson participate in this plan.

         Each grant of options under the IEI 1999 Directors' Plan will entitle each Insituform East director to whom such options are granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Options are granted under the IEI Directors' Plan each year for five years to each member of the Board of Directors of Insituform East serving as such on the date of grant; that is, for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of Insituform East). Under the terms of this plan, up to 525,000 shares of Insituform East's Common Stock have been reserved for directors of Insituform East.

         On December 10,1999, options on a total of 105,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of then seven directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $1.328. No options available under this plan were exercised by directors of Insituform East during fiscal year 2000.

Insituform East 1994 Board of Directors' Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan (the "IEI 1994 Directors' Plan). The purpose of this plan is the same as the IEI 1999 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. No options available under the plan were exercised by directors of Insituform East during fiscal year 2000. Under the terms of this plan, up to 360,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East. As directors of Insituform East, Messrs. Robert Erikson and George Erikson participate in this plan.
OPTION/SAR GRANTS TABLE

     The following table sets forth information concerning options or Stock Appreciation Rights granted to each of the named executive officers during fiscal year 2000 under the CERBCO 1997 Directors' Plan and the IEI 1999 Directors' Plan:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                                  Potential Realized
                                                                                                   Value at Assumed
                                              Individual Grants                                 Annual Rates of Stock
                                                                                                  Price Appreciation
                                                                                                   for Option Term
                         ------------------------------------------------------------           -----------------------
                              Option/        % of Total Options/SARs     Exercise or   Expiration
           Name                 SARs         Granted to Employees in         Base         Date      5% ($)   10% ($)
                            Granted (#)            Fiscal Year            ($/Share)
--------------------------- ------------- ------------------------------ ------------- ----------- --------- ---------
Robert W. Erikson
  CERBCO 1997
     Directors' Plan            5,000                   25%                  $5.375     12/10/04   $7,425    $16,405
  IEI 1999 Directors' Plan     15,000                   14%                  $1.328     12/10/04   $5,505    $12,165

George Wm. Erikson
CERBCO 1997
     Directors' Plan            5,000                   25%                  $5.375     12/10/04   $7,425    $16,405
  IEI 1999 Directors' Plan     15,000                   14%                  $1.328     12/10/04   $5,505    $12,165

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

         No option or Stock Appreciation Right grants made under the CERBCO 1997 Directors' Plan or the IEI 1999 and 1994 Directors' Plans to any of the named executive officers were exercised during fiscal year 2000. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 2000:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------

                                                               Number of Unexercised       Value of Unexercised in the
                                                               Options/SARs at FY-End(#)   Money Options/SARs at FY-End($)
                                                               -------------------------   -------------------------------
                                 Shares
Name                             Acquired     on  Value  Realized  Exercisable  Unexercisable Exercisable Unexercisable
                                 Exercise (#)     ($)
-------------------------------- ---------------- ---------------- ------------ ------------- ----------- -------------

Robert W. Erikson
  CERBCO 1997
    Directors' Plan                     0               $0           15,000          0          $    0         $0
  IEI 1994 Directors' Plan              0               $0           60,000          0          $4,460         $0
  IEI 1999 Directors' Plan              0               $0           15,000          0          $1,648         $0

George Wm. Erikson
  CERBCO 1997
    Directors' Plan                     0               $0           15,000          0          $    0         $0
  IEI 1994 Directors' Plan              0               $0           60,000          0          $4,460         $0
  IEI 1999 Directors' Plan              0               $0           15,000          0          $1,648         $0

REPRICING OF OPTIONS/SARs

         Neither the Company nor its subsidiaries adjusted or amended the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2000.

LONG-TERM INCENTIVE PLAN AWARDS

         Neither the Company nor its subsidiaries have any long-term incentive plans.

DEFINED BENEFIT OR ACTUARIAL PLANS

         The Company maintains a defined benefit plan called the CERBCO Supplemental Executive Retirement Plan to provide annual retirement benefits to covered executives. See "Compensation Pursuant to Plans - CERBCO, Inc. Plans, CERBCO Supplemental Executive Retirement Plan" as to the basis upon which benefits under the Plan are computed.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors does not have a compensation committee; the Board of Directors as a whole serves in that equivalent capacity. Messrs. George Erikson and Robert Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and President, respectively, participated during fiscal year 2000 in deliberations of the Board of Directors concerning executive officer compensation.

         Messrs. George Erikson and Robert Erikson are both members of the Board of Directors and executive officers of Insituform East. In their capacities as directors of this subsidiary company, they participated during fiscal year 2000 in deliberations of its Board of Directors concerning executive officer compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following table reflects, as of June 30, 2000, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:

Name & Address of                                                  Amount and Nature of
Beneficial Owner                      Title of Class               Beneficial Ownership           Percent of Class
----------------                      --------------               --------------------           ----------------

Robert W. Erikson                       Common Stock                       60,700  1/                       5.1%
3421 Pennsy Drive                       Class B Common Stock              131,750  1/                      44.9%
Landover, MD 20785

George Wm. Erikson                      Common Stock                       59,602  2/                       5.0%
3421 Pennsy Drive                       Class B Common Stock              115,814  2/                      39.5%
Landover, MD 20785

Schaenen Capital Management, LLC        Common Stock                      165,000  3/                      13.9%
200 Park Avenue, Suite 3900
New York, NY 10166

1/   Record and beneficial ownership, sole voting and sole investment power.
2/ Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's  spouse, as to which there is shared voting and investment power. 3/ Beneficial ownership, sole voting and sole investment power as publicly  disclosed in Form 4 filed on February 14, 2000 with the  Securities and Exchange Commission.

(b)      Security Ownership of Management

         The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of June 30, 2000, and with respect to all directors and officers of CERBCO as a group:

                                                        Amount & Nature of Beneficial Ownership
Name of Beneficial Owner      Title of Class           Owned Outright        Exercisable Options  Percent of Class
------------------------      --------------           --------------        -------------------  ----------------
Robert W. Erikson               Common Stock                  60,700    1/            15,000                6.1%
                                Class B Common Stock         131,750    1/                 0               44.9%

George Wm. Erikson              Common Stock                  59,602    2/            15,000                6.0%
                                Class B Common Stock         115,814    2/                 0               39.5%

Webb C. Hayes, IV               Common Stock                   4,500                  15,000                1.6%

Paul C. Kincheloe, Jr.          Common Stock                   7,500                  15,000                1.8%

All  Directors and Officers as  Common Stock                 132,302                  60,000               15.4%
   a    Group    (5    persons  Class B Common Stock         247,564                       0               84.4%
   including    those    named
   above) 3/

1/ Record and beneficial ownership, sole voting and sole investment power.
2/ Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.
3/ Mr. George  Erikson also is the  beneficial  owner of 16,500 shares of Common
Stock (less than 1% of such class) of Insituform East, Incorporated, a subsidiary of the Company. In addition, Messrs. George Erikson and Robert
Erikson each are the beneficial owners of exercisable options on 75,000 shares of the Common Stock (approximately 1.7% of such class) of Insituform East, Incorporated, pursuant to the Insituform East 1999 and 1994 Board of Directors'
Stock Option Plans.

(c)      Changes in Control

         There were no changes in control of the Company during the year ended June 30, 2000.

Item 13.  Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         See Item 13.(c) below.

(b)      Certain Business Relationships

         Not applicable.

(c)      Indebtedness of Management

         In accordance with the Company's By-laws and pursuant to authorizations by the Board of Directors, the Company made certain advancements to Mr. George Erikson, Director, Chairman & General Counsel, and certain advancements to Mr. Robert Erikson, Director and President (together the "Eriksons") for their respective legal fees and expenses which each incurred for personal legal representation in connection with a stockholder lawsuit filed in August 1990 challenging a proposed but unconsummated transaction between each of the Eriksons and Insituform Technologies, Inc. The Company expensed and advanced in total $600,482 to Mr. George Erikson and $600,482 to Mr. Robert Erikson. Such advances were made subject to an agreement with the Company executed by each of the Eriksons and delivered to the Board of Directors that should it be ultimately determined by the Board of Directors or otherwise in accordance with
Section 145 of Delaware Corporation Law that Mr. George Erikson and/or Mr. Robert Erikson were not entitled to indemnification for such legal fees and expenses under Section 145 of Delaware Corporation Law, such advances would be reimbursed by Mr. George Erikson and/or Mr. Robert Erikson to the Company.

         Pending a final outcome of these legal proceedings, and as contemplated by the Company's By-laws, the Board of Directors had deferred consideration and ultimate determination of entitlement of Mr. George Erikson and/or Mr. Robert Erikson to indemnification by the Company for their legal fees and expenses. These legal proceedings are now complete. On June 30, 2000, the Board of Directors, having completed its consideration of the Erikson's request for indemnification under Section 145 of Delaware Corporation Law, determined that Mr. George Erikson and Mr. Robert Erikson were each entitled to indemnification for 96% of the total amounts of legal fees and expenses for which they had requested indemnification and for which they had received certain advances. In accordance with their agreements with the Company, Mr. George Erikson and Mr. Robert Erikson have each repaid to the Company all amounts in excess of the amounts advanced to them.

(d)      Transactions with Promoters

         Not applicable.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Financial Statements

The following consolidated financial statements of CERBCO, Inc. and subsidiaries are included in PART II, Item 8:
                                                                           Pages

Independent Auditors' Report                                                  15

Consolidated Statements of Operations for the Years Ended
June 30, 2000, 1999 and 1998                                                  16

Consolidated Balance Sheets as of June 30, 2000 and 1999                   17-18

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2000, 1999 and 1998                                            19

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2000, 1999 and 1998                                                  20

Notes to Consolidated Financial Statements                                 21-32

         (2)      Financial Statement Schedules

         Schedules have been omitted for the reason that they are not required, or are not applicable, or that the required information is given in the financial statements and notes thereto.

         (3)      Exhibits

         Exhibit
         Number *                                                         Pages
                                                                          -----
         3.1             CERBCO, Inc. Certificate of Incorporation        47-55

         3.2             CERBCO, Inc. By-Laws                             56-67

         10.1            Insituform Process Sub-License Agreement -
                         Maryland, Virginia, D.C. Territory               68-78

         10.2            Insituform Process Sub-License Agreement -
                         Delaware, Eastern Pennsylvania Territory         79-93

         10.3            Insituform Process Sub-License Agreement -
                         Western Pennsylvania Territory                   94-112

         10.4            Insituform Process Sub-License  Agreement -
                         Northern Ohio Territory                         113-131

         10.5            Insituform Process Sub-License Agreement -
                         Southern Ohio Territory                         132-150

         10.6            Insituform Process Sub-License Agreement -
                         West Virginia Territory                         151-168

         10.7            Insituform Tube Supply Agreement                169-178

         10.8            SAW Agreement                                   179-180

         10.9            Supplemental Retirement Agreement               181-185

         10.10 1997 Board of Directors Stock Option Plan (Incorporated by reference to CERBCO, Inc. Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders on December 19, 1997)

         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not included here.

         99              CERBCO,  Inc.  Consolidating  Schedules:        186-189
                         Statement of Operations Information for the Year Ended June 30, 2000; Balance Sheet
                         Information and  Consolidating  Elimination
                         Entries as of June 30, 2000, and Related
                         Independent Auditors' Report.

* The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-K.

(b)      Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on September 25, 2000.


                                   /s/ ROBERT  W. ERIKSON
                                   -----------------------------------------
                                   Robert W. Erikson
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title                     Capacity                    Date



/s/  ROBERT W. ERIKSON
-------------------------------------                            Sept. 25, 2000
Robert W. Erikson                     Director,
President                             Principal Executive Officer



/s/  GEORGE Wm. ERIKSON
-------------------------------------                            Sept. 25, 2000
George Wm. Erikson                    Director,
Chairman & General Counsel            Principal Executive Officer



/s/  ROBERT F. HARTMAN
-------------------------------------                            Sept. 25, 2000
Robert F. Hartman                     Principal Financial Officer,
Vice President, Secretary             Principal Accounting Officer
  & Treasurer



/s/  WEBB C. HAYES, IV
-------------------------------------                            Sept. 25, 2000
Webb C. Hayes, IV                     Director



/s/  PAUL C. KINCHELOE, JR.
-------------------------------------                            Sept. 25, 2000
Paul C. Kincheloe, Jr.                Director