Form 10-Q
period 2000-09-30
CERBCO INC
filed 2000-11-08
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended:                               September 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ----------------------- to ----------------------

Commission file number:                                                  0-16749

                                  CERBCO, Inc.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                          54-1448835
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

 3421 Pennsy Drive, Landover, Maryland                           20785-1608
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone and fax numbers, including area code:
301-773-1784 (tel)
301-322-3041 (fax)
301-773-4560 (24-hour public information FaxVault System)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   ------


As of November 7, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding:

Common Stock                    1,189,476
Class B Common Stock              293,480
                              ------------
     Total                      1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1. Financial Statements................................................  3

        Condensed Consolidated Statements of Earnings for the Three
        Months Ended September 30, 2000 and September 30, 1999 (unaudited)..  3

        Condensed Consolidated Balance Sheets as of September 30, 2000
        and June 30, 2000 (unaudited)........................................ 4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2000 and September 30, 1999 (unaudited)..  5

        Notes to Condensed Consolidated Financial Statements (unaudited)....  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................  11

Item 2. Changes in Securities and Use of Proceeds..........................  11

Item 3. Defaults upon Senior Securities....................................  11

Item 4. Submission of Matters to a Vote of Security Holders................  11

Item 5. Other Information..................................................  11

Item 6. Exhibits and Reports on Form 8-K...................................  11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                              For the three months ended Sept. 30
                                                                              -----------------------------------
                                                                                     2000                 1999
                                                                                     ----                 ----

Sales                                                                             $6,332,089           $7,314,454
                                                                                ---------------      ---------------
Costs and Expenses:
  Cost of sales                                                                    5,162,982            6,119,386
  Selling, general and administrative expenses                                     1,136,296            1,262,726
                                                                                ---------------      ---------------
    Total Costs and Expenses                                                       6,299,278            7,382,112
                                                                                ---------------      ---------------
Operating Profit (Loss)                                                               32,811              (67,658)
Investment Income                                                                    246,663              178,412
Interest Expense                                                                      (4,077)              (7,450)
Other Income - net                                                                    (8,574)              20,194
                                                                                ---------------      ---------------
Earnings Before Non-Owned Interests and Incomes Taxes                                266,823              123,498
Non-Owned Interest in Pretax Loss of Midsouth Partners                                     0               19,889
                                                                                ---------------      ---------------
Earnings Before Non-Owned Interests in Insituform East, Inc.
  and Income Taxes                                                                   266,823              143,387
Provision for Income Taxes                                                            46,000               60,000
                                                                                ---------------      ---------------
Earnings Before Non-Owned Interests in Insituform East, Inc.                         220,823               83,387
Non-Owned Interests in Earnings of Insituform East, Inc.                            (125,183)             (37,886)
                                                                                ---------------      ---------------
                                                     NET EARNINGS                 $   95,640           $   45,501
                                                                                ===============      ===============

Net Earnings per Share of Common Stock:
  Basic Earnings per Share                                                        $     0.06           $     0.03
                                                                                ===============      ===============
  Diluted Earnings per Share                                                      $     0.06           $     0.03
                                                                                ===============      ===============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                                             As of
                                                                                           --------------------------------------
                                                                                            Sept. 30, 2000         June 30, 2000
                                                                                           -----------------     ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $ 3,079,324           $ 2,344,077
   Marketable securities                                                                      10,177,576             9,844,593
   Accounts receivable                                                                         6,917,417             6,294,655
   Inventories                                                                                 1,256,734             1,421,104
   Prepaid and refundable taxes                                                                   22,895                22,895
   Prepaid expenses and other                                                                    313,467               204,381
                                                                                           -----------------     ----------------
     Total Current Assets                                                                     21,767,413            20,131,705
                                                                                           -----------------     ----------------

Property, Plant and Equipment - at cost less accumulated depreciation
   of $17,341,561 at September 30, 2000 and $17,247,839 at June 30, 2000                       9,927,162            10,308,637
                                                                                           -----------------     ----------------

Other Assets:
   Excess of acquisition cost over value of net assets acquired less accumulated amortization of $1,339,847 at September 30, 2000 and $1,323,521 at
     June 30, 2000                                                                             1,599,942             1,618,629
   Cash surrender value of SERP life insurance                                                 2,409,562             2,387,287
   Marketable securities                                                                         741,733             2,231,052
   Deferred income taxes - net of valuation allowance of $863,000 at
     September 30, 2000 and $943,000 at June 30, 2000                                                  0                     0
   Deposits and other                                                                             57,756                60,056
                                                                                           -----------------     ----------------
     Total Other Assets                                                                        4,808,993             6,297,024
                                                                                           -----------------     ----------------
         Total Assets                                                                        $36,503,568           $36,737,366
                                                                                           =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                   $ 2,616,880           $ 2,961,927
  Income taxes payable                                                                         1,107,708             1,271,708
  Current portion of capital lease obligations                                                    30,976                30,177
                                                                                           -----------------     ----------------
     Total Current Liabilities                                                                 3,755,564             4,263,812
                                                                                           -----------------     ----------------

Long-Term Liabilities:
  Accrued SERP liability                                                                       1,166,468             1,099,720
  Capital lease obligations (less current portion shown above)                                    34,754                42,584
                                                                                           -----------------     ----------------
     Total Long-term Liabilities                                                               1,201,222             1,142,304
                                                                                           -----------------     ----------------
         Total Liabilities                                                                     4,956,786             5,406,116
                                                                                           -----------------     ----------------
Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                               7,124,207             7,004,314
                                                                                           -----------------     ----------------
Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding:  1,189,476 shares                                                   118,947               118,947
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 293,480 shares                                                       29,348                29,348
  Additional paid-in capital                                                                   7,527,278             7,527,278
  Retained earnings                                                                           16,747,002            16,651,363
                                                                                           -----------------     ----------------
     Total Stockholders' Equity                                                               24,422,575            24,326,936
                                                                                           -----------------     ----------------
         Total Liabilities and Stockholders' Equity                                          $36,503,568           $36,737,366
                                                                                           =================     ================
See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                          For the three months ended Sept. 30
                                                                        ---------------------------------------
                                                                               2000                 1999
                                                                         -----------------     ----------------

Cash Flows from Operating Activities:
  Net earnings                                                             $    95,640           $    45,501
  Adjustments to reconcile net earnings
    to net cash used in operations:
    Depreciation and amortization                                              531,644               600,145
    Amounts attributable to non-owned interests                                125,183                17,997
    Deferred income taxes                                                            0                36,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                         (622,762)           (1,278,030)
      Decrease in inventories                                                  164,370               124,163
      (Increase) decrease in prepaid expenses                                 (109,086)               59,381
      Decrease in prepaid taxes                                                      0               462,776
      (Decrease) increase in accounts payable and accrued expenses            (196,751)              188,299
      Decrease in income taxes payable                                        (164,000)             (432,921)
                                                                         -----------------     ----------------
  Net Cash Used in Operating Activities                                       (175,762)             (176,689)
                                                                         -----------------     ----------------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                   (131,543)             (694,489)
  Purchase of marketable securities                                         (3,203,122)                    0
  Redemption of marketable securities                                        4,359,458                     0
  Purchase of remaining interests in Midsouth Partners                               0              (948,707)
  Increase in investment in Insituform East                                     (2,930)              (29,265)
  Increase in other assets                                                           0               (20,000)
  Increase in cash surrender value of SERP life insurance                      (22,275)              (75,405)
  Increase in accrued SERP liability                                            66,748                59,333
                                                                         -----------------     ----------------
  Net Cash Provided by (Used in) Investing Activities                        1,066,336            (1,708,533)
                                                                         -----------------     ----------------

Cash Flows from Financing Activities:
  Repayment of loans to Midsouth Partners from non-owned interests                   0              (400,000)
  Principal payments under capital lease obligations                            (7,031)               (9,777)
  Dividends paid                                                              (148,296)             (148,296)
                                                                         -----------------     ----------------
  Net Cash Used in Financing Activities                                       (155,327)             (558,073)
                                                                         -----------------     ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                           735,247            (2,443,295)
Cash and Cash Equivalents at Beginning of Period                             2,344,077            17,050,119
                                                                         -----------------     ----------------
Cash and Cash Equivalents at End of Period                                 $ 3,079,324           $14,606,824
                                                                         =================     ================

Supplemental disclosure of cash flow information:
  Interest paid                                                            $     3,437           $    58,221
                                                                         =================     ================
  Income taxes paid (refunded)                                             $   210,000           $    (5,855)
                                                                         =================     ================
See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Information

         The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East," together with CERBCO, the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The Condensed Consolidated Balance Sheet as of September 30, 2000, the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2000 and 1999, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2000 (unaudited) has been derived from the Company's June 30, 2000 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

         These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-K for the fiscal year ended June 30, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.       Earnings Per Share

         Basic earnings per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share data are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months ended September 30, 2000 and 1999 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings per share computations:

                                   For the three months ended Sept. 30
                                   -----------------------------------
                                      2000                1999
                                      ----                ----
                  Basic               1,482,956           1,482,956
                                      =========           =========
                  Diluted             1,482,956           1,482,956
                                      =========           =========

3.       Marketable Securities

         Marketable securities consist of:
                                             Sept. 30, 2000       June 30, 2000
                                            ---------------    -----------------
        Current:
            U.S. Government and agencies      $ 6,677,576         $ 5,844,593
            Corporate                           3,500,000           4,000,000
                                             -----------------    --------------
                                               10,177,576           9,844,593
        Non-current:
            U.S. Government and agencies          741,733           2,231,052
                                             -----------------    --------------
                Total marketable securities   $10,919,309         $12,075,645
                                             =================    ==============




4.       Accounts Receivable

         Accounts receivable consist of:

                                                Sept. 30, 2000     June 30, 2000

        Due from customers                       $6,333,538         $5,400,317
        Miscellaneous                               583,879            894,338
                                                 ----------          -----------
                                                  6,917,417           6,294,655
        Less: Allowance for doubtful accounts             0                   0
                                                 ----------          -----------
                                                 $6,917,417          $6,294,655
                                                 ==========          ===========

5.       Equity in Insituform East

         At September 30, 2000, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         During the quarter ended September 30, 2000, CERBCO acquired 2,000 shares of Insituform East Common Stock for $2,929. The difference between the cost of the stock and the net book value thereof, $2,361, has been credited to excess of acquisition cost over value of net assets acquired.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended September 30, 2000. If all the options outstanding at September 30, 2000 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.6% and 58.5%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended September 30, 2000.

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                Sept. 30, 2000   June 30, 2000
                                                --------------   -------------

Accounts payable                                  $1,574,534       $1,633,378
Accrued compensation and related expenses          1,042,346        1,180,253
Dividends payable                                          0          148,296
                                                  ----------       ----------
                                                  $2,616,880       $2,961,927
                                                  ==========       ==========

7.       Contingencies

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

         ITI also contends that the various license agreements between Insituform East and ITI bar Insituform East from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of Insituform East's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and Insituform East are allegedly alter egos of one another. ITI contends that Insituform East is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of Insituform East's obligations under its license agreements with ITI. ITI seeks a declaration that Insituform East and Midsouth Partners must pay ITI a royalty and cross-over royalty totaling 20% (except as otherwise provided by the Settlement Agreement) for any CIPP work performed in these so-called "Insituform Owner Reserved Territories." ITI also seeks damages in the form of any and all unpaid royalties and cross-over royalties that are allegedly owed.

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

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of Insituform East that the aggregate amount of any such liability will not have a material adverse effect on the financial position of Insituform East. Conversely, in the opinion of management, in the unforeseen event that the plaintiffs/counter-defendants substantially prevailed on their claims against Insituform East and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally or to practice any CIPP rehabilitation process methods without payment of royalty and cross-over royalty to ITI, such event could have a material adverse effect on the future financial position of Insituform East.

Summary and Other

         Management believes ultimate resolution of the matters discussed above will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. The Company is also involved in other contingencies arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated net earnings of $95,640 ($0.06 per share) on sales of $6.3 million for the first quarter of fiscal year 2001. For the first quarter of the previous fiscal year, the Company recognized consolidated net earnings of $45,501 ($0.03 per share) on sales of $7.3 million.

         The Company attributed its improved first quarter results in fiscal year 2001 primarily to the positive results of Insituform East, Inc. ("Insituform East"). Insituform East, the Company's majority-controlled subsidiary and only operating segment, recognized consolidated net earnings of $206,134 on sales of $6.3 million, contributing earnings of $80,951 to CERBCO. In the first quarter of the prior fiscal year, Insituform East recognized consolidated net earnings of $58,617 on sales of $7.3 million, contributing earnings of $20,731 to CERBCO. Insituform East attributed its improved first quarter results, and its dramatic turnaround from the previous three quarters, to a consistent flow of immediately workable backlog and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal year 2000.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company presently anticipates that a combination of a favorable mix of work and a consistently high volume of immediately workable backlog will be required to sustain positive operating results through the remainder of fiscal year 2001. Income from the Company's non-operating activities presently is anticipated to continue to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items or circumstance, the Company's forward-looking results typically are anticipated to substantially parallel CERBCO's approximate 39% participation in the forward results of Insituform East.

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

         In response to continuing unfavorable operating margins, Insituform East embarked on an aggressive cost reduction program in the closing quarter of fiscal year 2000 to return Insituform East to positive operating results in fiscal year 2001. Additionally, Insituform East repositioned to provide a range of customer service and quality in response to market demand, including being the low-cost provider where price alone is the predominantly controlling procurement factor.

         As previously reported, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar year 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners, including Insituform East's legitimate competitive rights as a licensee and the competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation, including ITI's most recent December 1999 litigation, cannot be predetermined, pending resolution Insituform East and Midsouth Partners intend to continue to exercise their respective rights under license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for July 31, 2001.

Results of Operations

       Three Months Ended 9/30/00 Compared with Three Months Ended 9/30/99

         Consolidated sales decreased $1.0 million (13%) from $7.3 million for the quarter ended September 30, 1999 to $6.3 million for the quarter ended September 30, 2000, due primarily to the mix of work performed by Insituform East. Work performed during the first quarter of fiscal year 2000 included a higher volume of larger diameter work producing higher sales per installation.

         Consolidated operating results increased from an operating loss of -$67,658 for the quarter ended September 30, 1999 to an operating profit of $32,811 for the quarter ended September 30, 2000. The comparable periods both benefited from a high volume of sales at normal margins and a correspondingly low volume of sales at discounted margins. Consolidated cost of sales decreased 16% in the first quarter of fiscal year 2001 as compared to the first quarter of fiscal year 2000. As a result, gross profit as a percentage of sales increased from 16% of sales to 18% of sales. This increase is due primarily to reduced semi-fixed operating costs during the first quarter of fiscal year 2001 as a result of an aggressive cost reduction program initiated during the fourth quarter of fiscal year 2000. Insituform East's selling, general and administrative expenses also decreased 16% in the first quarter of fiscal year 2001, as a result of its aggressive cost reduction program. The parent company's unallocated general corporate expenses increased 30% in the first quarter of fiscal year 2001, primarily as a result of increased legal expenses.

Financial Condition

         During the quarter ended September 30, 2000, the Company used $0.2 million in cash in operating activities, primarily due to a $0.6 million increase in accounts receivable that more than offset the impact of $0.5 million in depreciation and amortization expense included in net earnings that did not require the outlay of cash. The increase in accounts receivable is due primarily to an increase in Insituform East's sales from the quarter ended June 30, 2000 to the quarter ended September 30, 2000 and some delays in customer collections.

         The Company's cash investing activities provided $1.0 million in cash during the quarter ended September 30, 2000, primarily due to the timing between purchases and redemptions of its investments in marketable debt securities. The Company used cash of $0.2 million in its financing activities, primarily due to the payment of dividends by the parent company, CERBCO.

         The Company's liquidity remained strong with working capital of approximately $18.0 million and a current ratio of 5.8 to 1 at September 30, 2000. The Company anticipates that Insituform East's increased production levels in the future will require additional capital expenditures. The parent company, CERBCO, has cash and temporary investments in excess of $13.0 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

         As previously disclosed, CERBCO may purchase additional shares of Common Stock of Insituform East in the future. CERBCO expects that any such purchases would be made in open market transactions, at the then-prevailing market price, and executed through brokers. Any such purchases will require use of CERBCO's working capital.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 7. Contingencies" for details concerning a previously disclosed lawsuit filed in the U.S. District Court for the Middle District of Tennessee against Insituform East and Midsouth Partners.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27   - Financial Data Schedule

         99   - CERBCO,  Inc.  Consolidating  Schedules:  Statement  of Earning
                Information for the three months ended September 30, 2000; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 2000.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2000

                               CERBCO, Inc.
                               -------------------------------------------------
                               (Registrant)



                               /s/ ROBERT W. ERIKSON
                               -------------------------------------------------
                               Robert W. Erikson
                               President



                               /s/ ROBERT F. HARTMAN
                               -------------------------------------------------
                               Robert F. Hartman
                               Vice President, Secretary & Treasurer
                               (Principal Financial and Accounting Officer)

                      Exhibits to CERBCO, Inc. Form 10-QSB





 Exhibit 27.       CERBCO, Inc. Financial Data Schedule

 Exhibit 99. CERBCO, Inc. Consolidating Schedules: Statement of Earnings Information for the Three Months Ended September 30, 2000; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 2000.

                                  CERBCO, Inc.
           CONSOLIDATING SCHEDULE - STATEMENTS OF EARNINGS INFORMATION
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)

                                                        CERBCO, Inc.                         CERBCO, Inc.      Insituform East,
                                                        Consolidated       Eliminations      Unconsolidated      Incorporated

Sales                                                    $6,332,089          $       0            $     0            $6,332,089
                                                         -----------         -----------      -----------           -----------

Costs and Expenses:
  Cost of sales                                           5,162,982                  0                  0             5,162,982
  Selling, general and administrative expenses            1,136,296                  0            199,140               937,156
                                                         -----------         -----------      -----------           -----------
    Total Costs and Expenses                              6,299,278                  0            199,140             6,100,138
                                                         -----------         -----------      -----------           -----------

Operating Profit (Loss)                                      32,811                  0           (199,140)              231,951
Investment Income                                           246,663    (A)    (102,785)           335,608                13,840
Interest Expense                                             (4,077)   (A)     102,785                  0              (106,862)
Other Income (expense) - net                                 (8,574)                 0            (75,779)               67,205
                                                         -----------         -----------      -----------           -----------

Earnings Before Non-Owned Interests in Insituform
  East and Income Taxes                                     266,823                  0             60,689               206,134

Provision for Income Taxes                                   46,000                  0             46,000                     0
                                                         -----------         -----------      -----------           -----------

Earnings Before Non-Owned Interests in Insituform
  East                                                      220,823                  0             14,689               206,134

Non-Owned Interests in Earnings of Insituform East         (125,183)   (B)    (125,183)                 0                     0
                                                         -----------         -----------      -----------           -----------

                                         NET EARNINGS    $   95,640    (D)   $(125,183)           $14,689            $  206,134
                                                         ===========         ===========      ===========           ===========

                                  CERBCO, Inc.
               CONSOLIDATING SCHEDULE - BALANCE SHEET INFORMATION
                               SEPTEMBER 30, 2000
                                   (unaudited)

                                                        CERBCO, Inc.                         CERBCO, Inc.      Insituform East,
                                                         Consolidated      Eliminations      Unconsolidated      Incorporated
ASSETS
Current Assets:
  Cash and cash equivalents                              $ 3,079,324         $         0      $ 2,212,898           $   866,426
  Marketable securities                                   10,177,576                   0       10,177,576                     0
  Accounts receivable                                      6,917,417                   0          210,087             6,707,330
  Inventories                                              1,256,734                   0                0             1,256,734
  Prepaid and refundable taxes                                22,895                   0                0                22,895
  Prepaid expenses and other                                 313,467                   0            7,000               306,467
                                                         -----------         -----------      -----------           -----------

                                 TOTAL CURRENT ASSETS     21,767,413                   0       12,607,561             9,159,852

Investment in and Advances to Subsidiary:
  Investment in subsidiary                                         0    (C)   (6,125,965)       6,125,965                     0
  Intercompany receivables and payables                            0                   0        4,838,130            (4,838,130)

Property, Plant and Equipment - net of accumulated        27,268,723                   0          236,291            27,032,432
  depreciation                                           (17,341,561)                  0         (161,045)          (17,180,516)

Other Assets:
  Excess of acquisition cost over value of net assets
   acquired - net                                          1,599,942    (C)    1,599,942                0                     0
  Cash surrender value of SERP life insurance              2,409,562                   0        2,161,779               247,783
  Marketable securities                                      741,733                   0          741,733                     0
  Deposits and other                                          57,756                   0           44,489                13,267
                                                         -----------         -----------      -----------           -----------

                                         TOTAL ASSETS    $36,503,568         $(4,526,023)     $26,594,903           $14,434,688
                                                         ===========         ===========      ===========           ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities               $ 2,616,880         $         0       $   99,323           $ 2,517,557
  Income taxes payable                                     1,107,708                   0        1,097,708                10,000
  Current portion of capital lease obligations                30,976                   0                0                30,976
                                                         -----------         -----------      -----------           -----------

                            TOTAL CURRENT LIABILITIES      3,755,564                   0        1,197,031             2,558,533
                                                         -----------         -----------      -----------           -----------

Long-Term Liabilities:
  Capital lease obligations                                   34,754                   0                0                34,754
  Accrued SERP liability                                   1,166,468                   0        1,056,248               110,220
                                                         -----------         -----------      -----------           -----------
                          TOTAL LONG-TERM LIABILITIES      1,201,222                   0        1,056,248               144,974
                                                         -----------         -----------      -----------           -----------
                                    TOTAL LIABILITIES      4,956,786                   0        2,253,279             2,703,507
                                                         -----------         -----------      -----------           -----------

Non-Owned Interests                                        7,124,207  (B)(C)   7,124,207                0                     0
                                                         -----------         -----------      -----------           -----------

Stockholders' Equity:
  Common stock                                               118,947    (C)     (175,486)         118,947               175,486
  Class B Common stock                                        29,348    (C)      (11,904)          29,348                11,904
  Additional paid-in capital                               7,527,278    (C)   (4,000,424)       7,527,278             4,000,424
  Retained earnings                                       16,747,002  (C)(D)  (8,652,029)      16,666,051             8,732,980
  Treasury stock                                                   0    (C)    1,189,613                0            (1,189,613)
                                                         -----------         -----------      -----------           -----------
                           TOTAL STOCKHOLDERS' EQUITY     24,422,575         (11,650,230)      24,341,624            11,731,181
                                                         -----------         -----------      -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $36,503,568         $(4,526,023)     $26,594,903           $14,434,688
                                                         ===========         ===========      ===========           ===========

                                  CERBCO, Inc.
                        CONSOLIDATING ELIMINATION ENTRIES
                               SEPTEMBER 30, 2000
                                   (unaudited)

                                  (A)
Investment income                                                                  $  102,785
  Interest expense                                                                                      $  102,785
To eliminate interest expense paid by Insituform East to CERBCO in the three months ended September 30, 2000.

                                  (B)
Non-owned interests in earnings of subsidiary                                      $  125,183
  Non-owned interests                                                                                   $  125,183
To record non-owned interests in earnings of Insituform East for the three months ended September 30, 2000.

                                  (C)
Common stock                                                                       $  175,486
Class B stock                                                                          11,904
Additional paid-in capital                                                          4,000,424
Retained earnings                                                                   8,526,846
Excess of acquisition cost over value of net assets acquired                        1,599,942
  Treasury stock                                                                                        $1,189,613
  Non-owned interests                                                                                    6,999,024
  Investment in subsidiary                                                                               6,125,965
To eliminate investments in consolidated subsidiaries.

                                  (D)
Retained Earnings                                                                  $  125,183
    Current year  earnings  adjustments  $125,183 To close out impact of current quarter's statement of earnings.
