Form 10QSB
period 2000-12-31
CERBCO INC
filed 2001-02-14
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:                               December 31, 2000
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ---------------------- to ----------------------

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

          Yes      X     No
              --------       -------

As of February 6, 2001, the following number of shares of each of the issuer's classes of common stock were outstanding:

                 Common Stock                   1,189,476
                 Class B Common Stock             293,480
                                                ---------
                 Total                          1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements.................................................  3

        Condensed Consolidated Statements of Operations for the Three Months
        and the Six Months Ended December 31, 2000 and December 31, 1999
        (unaudited)..........................................................  3

        Condensed Consolidated Balance Sheets as of December 31, 2000
        and June 30, 2000 (unaudited)........................................  4

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended December 31, 2000 and December 31, 1999 (unaudited)............  5

        Notes to Condensed Consolidated Financial Statements (unaudited).....  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  11

Item 2. Changes in Securities and Use of Proceeds...........................  11

Item 3. Defaults upon Senior Securities.....................................  11

Item 4. Submission of Matters to a Vote of Security Holders.................  11

Item 5. Other Information...................................................  12

Item 6. Exhibits and Reports on Form 8-K....................................  12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             For the three months               For the six months
                                                                 ended Dec. 31                     ended Dec. 31
                                                      -----------------------------       ----------------------------
                                                         2000               1999              2000             1999
                                                      ----------         ----------       -----------      -----------

Sales                                                 $5,805,494         $4,672,268       $12,137,583      $11,986,722
                                                      ----------         ----------       -----------      -----------

Costs and Expenses:
  Cost of sales                                        5,190,917          4,875,453        10,353,899       10,994,839
  Selling, general and administrative expenses         1,184,724          1,212,307         2,321,020        2,475,033
                                                      ----------         ----------       -----------      -----------
    Total Costs and Expenses                           6,375,641          6,087,760        12,674,919       13,469,872
                                                      ----------         ----------       -----------      -----------

Operating Loss                                          (570,147)        (1,415,492)         (537,336)      (1,483,150)
Investment Income                                        254,249            161,178           500,912          326,552
Interest Expense                                          (4,471)           (49,360)           (8,548)         (43,772)
Other Income (Expense) - net                            (378,983)           428,258          (387,557)         448,452
                                                      ----------         ----------       -----------      -----------
Loss Before Non-Owned Interests and Incomes Taxes       (699,352)          (875,416)         (432,529)        (751,918)
Non-Owned Interest in Pretax Loss of Midsouth
  Partners                                                     0                  0                 0           19,889
                                                      ----------         ----------       -----------      -----------
Loss Before Non-Owned Interests in Insituform           (699,352)          (875,416)         (432,529)        (732,029)
  East, Inc. and Income Taxes
Provision (Credit) for Income Taxes                       39,000           (261,000)           85,000         (201,000)
                                                      ----------         ----------       -----------      -----------
Loss Before Non-Owned Interests in Insituform           (738,352)          (614,416)         (517,529)        (531,029)
  East, Inc.
Non-Owned Interests in Loss of Insituform East,
  Inc.                                                   241,934            641,919           116,751          605,083
                                                      ----------         ----------       -----------      -----------
                               NET EARNINGS (LOSS)    $ (496,418)        $   27,503       $  (400,778)     $    74,054
                                                      ==========         ==========       ===========      ===========

Net Earnings (Loss) per Share of Common Stock:
  Basic Earnings (Loss) per Share                     $    (0.33)        $     0.02       $     (0.27)      $     0.05
                                                      ==========         ==========       ===========       ==========
  Diluted Earnings (Loss) per Share                   $    (0.33)        $     0.02       $     (0.27)      $     0.05
                                                      ==========         ==========       ===========       ==========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                           As of
                                                          --------------------------------------
                                                            Dec. 31, 2000        June 30, 2000
                                                          -----------------     ----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 1,120,654           $ 2,344,077
  Marketable securities                                        8,936,416             9,844,593
  Accounts receivable                                          7,391,132             6,294,655
  Inventories                                                  1,261,973             1,421,104
  Prepaid and refundable taxes                                    22,895                22,895
  Prepaid expenses and other                                     213,575               204,381
                                                             -----------           -----------
     Total Current Assets                                     18,946,645            20,131,705
                                                             -----------           -----------

Property, Plant and Equipment - at cost less
  accumulated depreciation of $17,596,622 at
  December 31, 2000 and $17,247,839 at June 30, 2000           9,545,605            10,308,637
                                                             -----------           -----------

Other Assets:
  Excess of acquisition cost over value of net assets
    acquired less accumulated amortization of $1,356,173
    at December 31, 2000 and $1,323,521 at June 30, 2000       1,583,616             1,618,629
  Cash surrender value of SERP life insurance                  2,170,280             2,387,287
  Marketable securities                                        3,307,221             2,231,052
  Deferred income taxes - net of valuation allowance
    of $1,018,000 at December 31, 2000
    and $943,000 at June 30, 2000                                      0                     0
  Deposits and other                                              56,031                60,056
                                                             -----------           -----------
     Total Other Assets                                        7,117,148             6,297,024
                                                             -----------           -----------
         Total Assets                                        $35,609,398           $36,737,366
                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                   $ 2,433,265           $ 2,961,927
  Income taxes payable                                         1,076,708             1,271,708
  Current portion of capital lease obligations                    31,293                30,177
                                                             -----------           -----------
     Total Current Liabilities                                 3,541,266             4,263,812
                                                             -----------           -----------

Long-Term Liabilities:
  Accrued SERP liability                                       1,233,217             1,099,720
  Capital lease obligations
    (less current portion shown above)                            26,485                42,584
                                                             -----------           -----------
     Total Long-term Liabilities                               1,259,702             1,142,304
                                                             -----------           -----------
         Total Liabilities                                     4,800,968             5,406,116
                                                             -----------           -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries               6,882,273             7,004,314
                                                             -----------           -----------

Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding:  1,189,476 shares                   118,947               118,947
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 293,480 shares                       29,348                29,348
  Additional paid-in capital                                   7,527,278             7,527,278
  Retained earnings                                           16,250,584            16,651,363
                                                             -----------           -----------
     Total Stockholders' Equity                               23,926,157            24,326,936
                                                             -----------           -----------
         Total Liabilities and Stockholders' Equity          $35,609,398           $36,737,366
                                                             ===========           ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              For the six months ended Dec. 31
                                                                              --------------------------------
                                                                                 2000                 1999
                                                                              ----------          ------------
Cash Flows from Operating Activities:
  Net earnings (loss)                                                         $ (400,778)         $    74,054
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operations:
     Depreciation and amortization                                             1,011,023            1,217,500
     Amounts attributable to non-owned interests                                (116,751)            (624,972)
     Deferred income taxes                                                             0             (219,000)
     Increase in accrued SERP liability                                          133,497              118,667
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                             (1,096,477)             668,101
       Decrease in inventories                                                   159,131               62,269
       (Increase) decrease in prepaid expenses and other current assets           (9,194)             562,350
       Decrease in accounts payable and accrued expenses                        (380,366)            (639,870)
       Decrease in income taxes payable                                         (195,000)            (437,921)
                                                                              ----------          -----------
Net Cash Provided by (Used in) Operating Activities                             (894,915)             781,178
                                                                              ----------          -----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                     (211,314)            (900,649)
  Purchase of marketable securities                                           (6,027,450)                   0
  Redemption of marketable securities                                          5,859,458                    0
  Purchase of remaining interests in Midsouth Partners                                 0             (948,707)
  Increase in investment in Insituform East                                       (2,930)            (151,766)
  Increase in other assets                                                             0              (20,000)
  (Increase) decrease in cash surrender value of life insurance                  217,007             (695,962)
                                                                              ----------          -----------
Net Cash Used in Investing Activities                                           (165,229)          (2,717,084)
                                                                              ----------          -----------

Cash Flows from Financing Activities:
  Principal payments on revolving lines of credit and capital lease
     obligations                                                                 (14,983)             (20,046)
  Repayment of loans to Midsouth Partners from non-owned interests                     0             (400,000)
  Dividends paid                                                                (148,296)            (148,296)
                                                                              ----------          -----------
Net Cash Used in Financing Activities                                           (163,279)            (568,342)
                                                                              ----------          -----------

Net Decrease in Cash and Cash Equivalents                                     (1,223,423)          (2,504,248)
Cash and Cash Equivalents at Beginning of Period                               2,344,077           17,050,119
                                                                              ----------          -----------
Cash and Cash Equivalents at End of Period                                    $1,120,654          $14,545,871
                                                                              ==========          ===========
Supplemental disclosure of cash flow information:
  Interest paid                                                               $    7,947          $   131,906
  Income taxes paid (refunded), net                                           $  280,000          $    (5,920)

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

         The Condensed Consolidated Balance Sheet as of December 31, 2000, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2000 and 1999, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 2000 (unaudited) has been derived from the Company's June 30, 2000 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

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

2.       Earnings (Loss) Per Share

         Basic earnings (loss) per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings (loss) per share for the three months and six months ended December 31, 2000 and 1999 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings (loss) per share computations:

          For the three months ended Dec. 31   For the six months ended Dec. 31
          ----------------------------------   --------------------------------
            2000            1999                   2000               1999
            ----            ----                   ----               ----

Basic     1,482,956       1,482,956             1,482,956           1,482,956
          =========       =========             =========           =========
Diluted   1,482,956       1,482,956             1,482,956           1,482,956
          =========       =========             =========           =========

3.       Marketable Securities

         Marketable securities consist of:
                                             Dec. 31, 2000      June 30, 2000
                                            --------------      -------------
        Current:
            U.S. Government and agencies     $ 6,436,416         $ 5,844,593
            Corporate                          2,500,000           4,000,000
                                             -----------         -----------
                                               8,936,416           9,844,593
        Non-current:
            U.S. Government and agencies       3,307,221           2,231,052
                                             -----------         -----------
                Total marketable securities  $12,243,637         $12,075,645
                                             ===========         ===========

4.       Accounts Receivable

         Accounts receivable consist of:

                                             Dec. 31, 2000      June 30, 2000
                                             -------------      -------------
        Due from customers                    $7,054,356          $5,400,317
        Miscellaneous                            336,776             894,338
                                             -----------         -----------
                                               7,391,132           6,294,655
        Less: Allowance for doubtful accounts          0                   0
                                             -----------         -----------
                                              $7,391,132          $6,294,655
                                             ===========         ===========

5.       Equity in Insituform East

         At December 31, 2000, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended December 31, 2000. If all the options outstanding at December 31, 2000 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.9% and 58.8%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended December 31, 2000.

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                 Dec. 31, 2000    June 30, 2000
                                                 -------------    -------------

        Accounts payable                          $1,661,216        $1,633,378
        Accrued compensation and related expenses    772,049         1,180,253
        Dividends payable                                  0           148,296
                                                  ----------        ----------
                                                  $2,433,265        $2,961,927
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$496,418 (-$0.33 per share) on sales of $5.8 million for the second quarter, and a consolidated net loss of -$400,778 (-$0.27 per share) on sales of $12.1 million for the first six months of fiscal year 2001. For the comparative period of fiscal year 2000, the Company reported consolidated net earnings of $27,503 ($0.02 per share) on sales of $4.7 million, and consolidated net earnings of $74,054 ($0.05 per share) on sales of $12.0 million, respectively.

         The Company attributed its negative fiscal year 2001 period results primarily to significant decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan and losses contributed by Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only remaining operating segment. Insituform East recognized consolidated losses of -$398,384 on sales of $5.8 million, and -$192,250 on sales of $12.1 million, contributing losses of -$156,450 and -$75,499 for the comparative three-month and six-month periods, respectively. These losses were attributed to reduced revenues and margins from Insituform East's operations in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by Insituform East's Midsouth Partners subsidiary. These losses offset Insituform East's improved results in its licensed Insituform territories deriving from a consistent flow of immediately workable backlog in such territories and the impact of an aggressive cost reduction program initiated by Insituform East during the fourth quarter of fiscal year 2000.

         Only Insituform East's Midsouth Partners subsidiary has incurred operating losses for either the three-month or six-month period ended December 31, 2000. That is, all other activities of Insituform East are operating at a combined profit in the current fiscal year. This is a materially improved situation for the combined results of these other activities not only for current comparable periods but also recent fiscal years. As discussed above, Midsouth Partners' operating performance is being affected by competitive conditions in its market area, including, the Company believes, competition from Insituform Technologies, Inc. ("ITI") since ITI withdrew from the Midsouth partnership under the terms of a 1999 settlement agreement.

         Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $27.6 million at December 31, 2000 as compared to $30.5 million at December 31, 1999. The twelve-month backlog at December 31, 2000 increased to approximately $17.7 million as compared to $11.4 million at December 31, 1999. The total backlog value of all uncompleted and multi-year contracts at December 31, 2000 and 1999 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

         In addition to Insituform East's immediately workable backlog, another significant factor affecting the Company's future performance remains the volatility of Insituform East's earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of Insituform East's costs are semi-fixed in nature, its earnings can, at times, be severely reduced or eliminated during periods of depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in Insituform East's period sales typically leverage positive earnings significantly.

         In response to continuing unfavorable operating margins, Insituform East embarked on an aggressive cost reduction program in the closing quarter of fiscal year 2000 to return Insituform East to positive operating results in fiscal year 2001. This program has been successful except for the impact of competitive conditions in the southeast region of the United States, as discussed above. Additionally, Insituform East repositioned in late fiscal year 2000 to provide a range of customer service and quality in response to market demand, including being the low-cost provider where price alone is the predominantly controlling procurement factor.

         As previously reported, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar year 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners, including Insituform East's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation, including ITI's most recent December 1999 litigation, cannot be predetermined, pending resolution Insituform East and Midsouth Partners intend to continue to exercise their respective rights under license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for July 31, 2001.

Results of Operations

      Three Months Ended 12/31/00 Compared with Three Months Ended 12/31/99

         Consolidated sales increased $1.1 million (23%) from $4.7 million for the quarter ended December 31, 1999 to $5.8 million for the quarter ended December 31, 2000, due primarily to a consistent flow of immediately workable backlog in Insituform East's licensed Insituform territories.

         The consolidated operating loss decreased $0.8 million from -$1.4 million in the quarter ended December 31, 1999 to -$0.6 million in the quarter ended December 31, 2000, due primarily to an decrease in Insituform East's operating loss for the comparable periods from -$1.2 million to -$0.3 million. Consolidated cost of sales increased 6% in the second quarter of fiscal year 2001 as compared to the second quarter of fiscal year 2000. As a result, gross profit (loss) as a percentage of sales increased from a gross profit (loss) of (4%) to a gross profit of 11%. This increase is due primarily to reduced semi-fixed operating costs during the second quarter of fiscal year 2001 as a result of an aggressive cost reduction program initiated by Insituform East during the fourth quarter of fiscal year 2000 and improved margins on work performed in Insituform East's licensed Insituform territories. Insituform East's selling, general and administrative expenses decreased 8%, primarily as a result of the cost reduction program. The parent company's unallocated general corporate expenses increased 27%, from $189,906 to $241,351, primarily due to an increase in legal fees.

         Other income (expense) decreased from a net gain of $428,258 to a net loss of ($378,983) as a result of period fluctuations in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

        Six Months Ended 12/31/00 Compared With Six Months Ended 12/31/99

         Consolidated sales increased $0.1 million (1%) from $12.0 million for the six months ended December 31, 1999 to $12.1 million for the six months ended December 31, 2000, due primarily to a consistent flow of immediately workable backlog in Insituform East's licensed Insituform territories during the second quarter of fiscal year 2001, which more than offset reduced comparable period first quarter sales. Work performed during the first quarter of fiscal year 2000 included a higher volume of larger diameter work producing higher sales per installation.

         The consolidated operating loss decreased $1.0 million from -$1.5 million in the six months ended December 31, 1999 to -$0.5 million in the six months ended December 31, 2000, due primarily to a decrease in Insituform East's operating loss for the comparable periods from -$1.1 million to -$0.1 million. Consolidated cost of sales decreased 6% in the first six months of fiscal year 2001 as compared to the first six months of fiscal year 2000. As a result, gross profit as a percentage of sales increased from a gross profit of 8% to a gross profit of 15%. This increase is due primarily to reduced semi-fixed operating costs during the first six months of fiscal year 2001 as a result of an aggressive cost reduction program initiated by Insituform East during the fourth quarter of fiscal year 2000. Insituform East's selling, general and administrative expenses decreased 12%, primarily as a result of the cost reduction program. The parent company's unallocated general corporate expenses increased 29%, from $342,529 to $440,491, primarily due to an increase in legal fees.

         Other income (expense) decreased from a net gain of $448,452 to a net loss of ($387,557) as a result of period fluctuations in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

Financial Condition

         During the six months ended December 31, 2000, the Company's operating activities used $0.9 million in cash. This result is due primarily to the Company's net loss and the net effect of (i) several items that did not affect the amount of cash held by the Company, including the $1.0 million in depreciation and amortization expenses included in operating results, and (ii) the changes in items that did affect the amount of cash held, including a $1.1 million increase in accounts receivable, due primarily to delays in customer collections from Insituform East's customers to include delays associated with the December 2000 holiday season.

         The Company used $0.2 million in cash in investing activities during the six months ended December 31, 2000, primarily for equipment purchases and other capital improvements. The Company also used $0.2 million in financing activities, primarily for payment of dividends. Despite the $1.2 million net decrease in cash during the first six months of fiscal year 2001, the Company's liquidity remained strong with working capital of $15.4 million and a current ratio of 5.4 to 1 at December 31, 2000.

         The Company anticipates that Insituform East's increased production levels in the future will require additional capital expenditures. The parent company, CERBCO, has cash and temporary investments in excess of $12.6 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

Forward-Looking Information

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to the availability of immediately workable backlog, mix of work, weather, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

         See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 7. Contingencies" for details concerning a previously disclosed lawsuit filed in U.S. District Court for the Middle District of Tennessee against Insituform East and Midsouth Partners.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to a proxy solicitation dated October 30, 2000, the Company held its Annual Meeting of Stockholders on Friday, December 8, 2000. The stockholders voted on a proposal regarding the uncontested election of the directors of the Company. The results of the voting on the proposal to elect directors of the Company are as follows:

                            Class of Common Stock for
      Name of Director           which Nominated          For          Against       Withheld
---------------------------------------------------------------------------------------------
Paul C. Kincheloe, Jr.      Common Stock                 893,683       240,958          -0-
George Wm. Erikson          Class B Common Stock         262,638         8,510          -0-
Robert W. Erikson           Class B Common Stock         262,638         8,510          -0-
Webb C. Hayes, IV           Class B Common Stock         262,638         8,510          -0-

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         99 - CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months ended December 31, 2000; Statement of Operations Information for the six months ended December 31, 2000; Balance Sheet Information and Consolidating Elimination Entries as of December 31, 2000.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended December 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2001

                        CERBCO, Inc.
                        (Registrant)



                        /s/ ROBERT W. ERIKSON
                        --------------------------------------
                        Robert W. Erikson
                        President



                        /s/ ROBERT F. HARTMAN
                        --------------------------------------
                        Robert F. Hartman
                        Vice President, Secretary & Treasurer
                        (Principal Financial and Accounting Officer)