Form 10QSB
period 2001-03-31
CERBCO INC
filed 2001-05-11
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                  March 31, 2001
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number:                                                 0-16749

                                  CERBCO, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                                54-1448835
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

3421 Pennsy Drive, Landover, Maryland                              20785
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

            Yes       X          No
                  --------          -------

As of February 6, 2001, the following number of shares of each of the issuer's classes of common stock were outstanding:
                     Common Stock                     1,189,476
                     Class B Common Stock               293,480
                                                      ---------
                       Total                          1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.       Financial Statements..........................................  3

              Condensed Consolidated Statements of Operations for
              the Three Months and the Nine Months Ended
              March 31, 2001 and March 31, 2000 (unaudited).................  3

              Condensed Consolidated Balance Sheets as of
              March 31, 2001 and June 30, 2000 (unaudited)..................  4

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended March 31, 2001 and
              March 31, 2000 (unaudited)....................................  5

              Notes to Condensed Consolidated Financial
              Statements (unaudited)........................................  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  9

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings............................................  11

Item 2.       Changes in Securities and Use of Proceeds....................  12

Item 3.       Defaults upon Senior Securities..............................  12

Item 4.       Submission of Matters to a Vote of Security Holders..........  12

Item 5.       Other Information............................................  12

Item 6.       Exhibits and Reports on Form 8-K.............................  12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the three months ended Mar. 31   For the nine months ended Mar. 31
                                                   ---------------------------------    ----------------------------------
                                                      2001               2000               2001               2000
                                                   --------------    ---------------    ---------------    ---------------

Sales                                              $6,289,934        $4,762,450           $18,427,517      $16,749,172
                                                   ----------        ----------           -----------      -----------

Costs and Expenses:
  Cost of sales                                     5,860,096         5,298,881            16,213,995       16,293,720
  Selling, general and administrative expenses      1,464,707         1,186,687             3,785,727        3,661,720
                                                   ----------        ----------           -----------      -----------
     Total Costs and Expenses                       7,324,803         6,485,568            19,999,722       19,955,440
                                                   ----------        ----------           -----------      -----------

Operating Loss                                     (1,034,869)       (1,723,118)           (1,572,205)      (3,206,268)
Investment Income                                     220,211           178,904               721,123          477,642
Interest Expense                                       (3,972)             (228)              (12,520)         (16,186)
Other Income (Expense) - net                         (212,283)          253,124              (599,840)         701,576
                                                   ----------        ----------           -----------      -----------
Loss Before Non-Owned Interests and Incomes Taxes  (1,030,913)       (1,291,318)           (1,463,442)      (2,043,236)
Non-Owned Interest in Pretax Loss of Midsouth
  Partners                                                  0                 0                     0           19,889
                                                   ----------        ----------           -----------      -----------
Loss Before Non-Owned Interests in Insituform      (1,030,913)       (1,291,318)           (1,463,442)      (2,023,347)
  East, Inc. and Income Taxes
Provision (Credit) for Income Taxes                   (23,000)           37,000                62,000         (164,000)
                                                   ----------        ----------           -----------      -----------
Loss Before Non-Owned Interests in Insituform      (1,007,913)       (1,328,318)           (1,525,442)      (1,859,347)
  East, Inc.
Non-Owned Interests in Loss of Insituform East,
  Inc.                                                394,483           915,144               511,234        1,504,492
                                                   ----------        ----------           -----------      -----------
                                        NET LOSS   $ (613,430)       $ (413,174)          $(1,014,208)     $  (354,855)
                                                   ==========        ===========          ===========      ===========

Net Loss per Share of Common Stock:
  Basic Loss per Share                             $    (0.41)       $    (0.28)          $     (0.68)     $     (0.24)
  Diluted Loss per Share                           $    (0.41)       $    (0.28)          $     (0.68)     $     (0.24)

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                                            As of
                                                                                            ------------------------------------
                                                                                            Mar. 31, 2001          June 30, 2000
                                                                                            -------------          -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                                  $ 1,686,692          $  2,344,077
  Marketable securities                                                                        8,740,927             9,844,593
  Accounts receivable                                                                          7,897,641             6,294,655
  Inventories                                                                                  1,142,815             1,421,104
  Prepaid and refundable taxes                                                                   130,220                22,895
  Prepaid expenses and other                                                                     234,392               204,381
                                                                                             -----------           -----------
     Total Current Assets                                                                     19,832,687            20,131,705
                                                                                             -----------           -----------

Property, Plant and Equipment - at cost less accumulated depreciation of $17,755,316 at
   March 31, 2001 and $17,247,839 at June 30, 2000                                             8,985,867            10,308,637
                                                                                             -----------           -----------

Other Assets:
  Excess of acquisition cost over value of net assets acquired less accumulated
     amortization of $1,372,499 at March 31, 2001 and $1,323,521 at June 30, 2000              1,567,290             1,618,629
  Cash surrender value of SERP life insurance                                                  1,830,056             2,387,287
  Marketable securities                                                                        2,817,061             2,231,052
  Deferred income taxes - net of valuation allowance of $1,271,000 at March 31, 2001 and
     $943,000 at June 30, 2000                                                                         0                     0
  Deposits and other                                                                              54,306                60,056
                                                                                             -----------           -----------
     Total Other Assets                                                                        6,268,713             6,297,024
                                                                                             -----------           -----------
         Total Assets                                                                        $35,087,267           $36,737,366
                                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                   $ 2,618,381           $ 2,961,927
  Income taxes payable                                                                         1,123,708             1,271,708
  Current portion of capital lease obligations                                                    35,430                30,177
                                                                                             -----------           -----------
     Total Current Liabilities                                                                 3,777,519             4,263,812
                                                                                             -----------           -----------

Long-Term Liabilities:
  Accrued SERP liability                                                                       1,493,909             1,099,720
  Capital lease obligations (less current portion shown above)                                    15,322                42,584
                                                                                             -----------           -----------
     Total Long-term Liabilities                                                               1,509,231             1,142,304
                                                                                             -----------           -----------
         Total Liabilities                                                                     5,286,750             5,406,116
                                                                                             -----------           -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiary                                                 6,487,790             7,004,314
                                                                                             -----------           -----------

Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding:  1,189,476 shares                                                   118,947               118,947
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 293,480 shares                                                       29,348                29,348
  Additional paid-in capital                                                                   7,527,278             7,527,278
  Retained earnings                                                                           15,637,154            16,651,363
                                                                                             -----------           -----------
     Total Stockholders' Equity                                                               23,312,727            24,326,936
                                                                                             -----------           -----------
         Total Liabilities and Stockholders' Equity                                          $35,087,267           $36,737,366
                                                                                             ===========           ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             For the nine months ended Mar. 31
                                                                                 2001                  2000
                                                                             -----------           -----------

Cash Flows from Operating Activities:
  Net loss                                                                   $(1,014,208)          $  (354,855)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operations:
    Depreciation and amortization                                              1,562,586             1,813,674
    Amounts attributable to non-owned interests                                 (511,234)           (1,524,381)
    Deferred income taxes                                                              0              (219,000)
    Increase in accrued SERP liability                                           394,189               185,415
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                              (1,602,986)              619,683
      Decrease (increase) in inventories                                         278,289               (56,169)
      (Increase) decrease in prepaid expenses and other current assets          (137,336)              514,498
      Decrease in accounts payable and accrued expenses                         (195,250)             (142,357)
      Decrease in income taxes payable                                          (148,000)             (400,921)
                                                                             -----------           -----------
Net Cash (Used in) Provided by Operating Activities                           (1,373,950)              435,587
                                                                             -----------           -----------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                     (185,088)             (986,997)
  Purchase of marketable securities                                          (10,649,546)                    0
  Redemption of marketable securities                                         11,167,203                     0
  Increase in investment in Insituform East                                       (2,930)             (272,315)
  Purchase of remaining interests in Midsouth Partners                                 0              (948,707)
  Decrease (increase) in cash surrender value of life insurance                  557,231              (874,192)
  Increase in other assets                                                             0               (20,000)
                                                                             -----------           -----------
Net Cash Provided by (Used in) Investing Activities                              886,870            (3,102,211)
                                                                             -----------           -----------

Cash Flows from Financing Activities:
  Principal payments on capital lease obligations                                (22,009)              (30,834)
  Repayment of loans to Midsouth Partners from non-owned interests                     0              (400,000)
  Dividends paid                                                                (148,296)             (148,296)
                                                                             -----------           -----------
  Net Cash Used in Financing Activities                                         (170,305)             (579,130)
                                                                             -----------           -----------

Net Decrease in Cash and Cash Equivalents                                       (657,385)           (3,245,754)
Cash and Cash Equivalents at Beginning of Period                               2,344,077            17,050,119
                                                                             -----------           -----------
Cash and Cash Equivalents at End of Period                                   $ 1,686,692           $13,804,365
                                                                             ===========           ===========

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                              $    21,761           $   213,569
  Income taxes paid (refunded), net                                          $   330,000           $    (6,042)

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

         The Condensed Consolidated Balance Sheet as of March 31, 2001, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2001 and 2000, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2000 (unaudited) has been derived from the Company's June 30, 2000 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

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

2.       Earnings (Loss) Per Share

         Basic earnings (loss) per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings (loss) per share for the three months and nine months ended March 31, 2001 and 2000 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings (loss) per share computations:

                            For the three months ended Mar. 31              For the nine months ended Mar. 31
                            ----------------------------------              ---------------------------------
                               2001                   2000                   2001                     2000
                               ----                   ----                   ----                     ----

        Basic                1,482,956              1,482,956              1,482,956               1,482,956
                             =========              =========              =========               =========
        Diluted              1,482,956              1,482,956              1,482,956               1,482,956
                             =========              =========              =========               =========

3.       Marketable Securities

         Marketable securities consist of:

                                                          Mar. 31, 2001        June 30, 2000
                                                         -----------------    -----------------
        Current:
          U.S. Government and agencies                     $ 6,940,927         $ 5,844,593
          Corporate                                          1,800,000           4,000,000
                                                           -----------         -----------
             Total current marketable securities             8,740,927           9,844,593
                                                           -----------         -----------

        Non-current:
          U.S. Government and agencies                         751,633           2,231,052
          Corporate                                          2,065,428                   0
                                                           -----------         -----------
             Total non-current marketable securities         2,817,061           2,231,052
                                                           -----------         -----------
                 Total marketable securities               $11,557,988         $12,075,645
                                                           ===========         ===========

4.       Accounts Receivable

         Accounts receivable consist of:

                                                      Mar. 31, 2001          June 30, 2000
                                                      -------------          -------------
        Due from customers                               $7,638,728             $5,400,317
        Miscellaneous                                       258,913                894,338
                                                         ----------             ----------
                                                          7,897,641              6,294,655
        Less: Allowance for doubtful accounts                     0                      0
                                                         ----------             ----------
                                                         $7,897,641             $6,294,655
                                                         ==========             ==========

5.       Equity in Insituform East

         At March 31, 2001, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months and nine months ended March 31, 2001. If all the options outstanding at March 31, 2001 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.9% and 58.8%, respectively.

         From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months and nine months ended March 31, 2001.

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                             Mar. 31, 2001         June 30, 2000
                                                            -----------------     ----------------

        Accounts payable                                       $1,636,348           $1,633,378
        Accrued compensation and related expenses                 982,033            1,180,253
        Dividends payable                                               0              148,296
                                                               ----------           ----------
                                                               $2,618,381           $2,961,927
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

         ITI also contends that the various license agreements between Insituform East and ITI bar Insituform East from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of Insituform East's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and Insituform East are allegedly alter egos of one another. ITI contends that Insituform East is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of Insituform East's obligations under its license agreements with ITI. ITI seeks a declaration that Insituform East's licenses require the payment of a cross-over royalty for Midsouth Partners' installation of alternative CIPP processes outside of the territory in which ITI, under the terms of the Settlement Agreement, granted Midsouth Partners the right to utilize the Insituform Process in the condition and state as commercially practiced on the date of settlement. ITI also seeks a declaration that Insituform East's Licenses require the payment of cross-over royalties for Insituform East's installation of the Insituform Process in so-called "Insituform Owner-Reserved Territories."

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

         Trial is currently scheduled for October 9, 2001, and discovery is underway. The Company denies that ITI is entitled to the relief it seeks. In addition, Insituform East has counterclaimed, seeking declarations that (i) Midsouth Partners is not in breach of the Settlement Agreement; (ii) that its licenses require only the payment of a royalty for its installation of the Insituform Process outside of its exclusive territories and not, as ITI contends, the payment of an additional cross-over royalty; and (iii) that ITI remains obligated to Insituform East under the SAW Agreement. The Court, over ITI's objection, has also permitted Insituform East and Midsouth Partners to assert the defense of patent misuse. The essence of the defense is that (1) because the licenses fail to provide for the diminution of royalties upon the expiration of the primary patents for the Insituform Process or to distinguish between the royalties attributable to such patents and those attributable to trademark rights, trade secrets or other patents; and (2) because ITI effectively requires Insituform East to purchase a staple product at a noncompetitive price - Insituform's "Insitutube" - as a condition of the licenses, ITI is barred from enforcing the royalty provisions of the licenses until it purges itself of this misuse by amending the licenses to prorate its royalties to account for the former value of the now-expired patents, by permitting Insituform East to purchase alternative market-available CIPP tube capable of satisfying customer specifications, and by disgorging any improper gains that it has obtained as a result of this practice. Insituform East seeks unspecified damages from ITI in its counterclaims. The ultimate outcome of this suit cannot be ascertained at this time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$613,430 (-$0.41 per share) on sales of $6.3 million for the third quarter, and a consolidated net loss of -$1,014,208 (-$0.68 per share) on sales of $18.4 million for the first nine months of fiscal year 2001. For the comparative periods of fiscal year 2000, the Company reported a consolidated net loss of -$413,174 (-$0.28 per share) on sales of $4.8 million, and a consolidated net loss of -$354,855 (-$0.24 per share) on sales of $16.7 million, respectively.

         The Company attributed its negative fiscal year 2001 period results primarily to significant decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan and losses contributed by Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only remaining operating segment. Insituform East recognized consolidated losses of -$649,582 on sales of $6.3 million, and -$841,832 on sales of $18.4 million, contributing losses of -$255,099 and -$330,598 to the Company for the comparative three-month and nine-month periods, respectively. These losses were attributed to reduced revenues and margins from Insituform East's operations in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by Insituform East's Midsouth Partners subsidiary. These losses offset Insituform East's improved results in its licensed Insituform territories deriving from a consistent flow of immediately workable backlog in such territories and the impact of an aggressive cost reduction program initiated by Insituform East during the fourth quarter of fiscal year 2000.

         Only Insituform East's Midsouth Partners subsidiary has incurred operating losses for the nine-month period ended March 31, 2001. That is, all other activities of Insituform East are operating at a combined profit in the current fiscal year. This is a materially improved situation for the combined results of these other activities not only for current comparable periods but also recent fiscal years. As discussed above, Midsouth Partners' operating performance is being affected by competitive conditions in its market area, including, the Company believes, competition from Insituform Technologies, Inc. ("ITI") since ITI withdrew from the Midsouth partnership under the terms of a 1999 settlement agreement.

         Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $21.6 million at March 31, 2001 as compared to $28.7 million at March 31, 2000. The twelve-month backlog at March 31, 2001 increased to approximately $14.0 million as compared to $10.4 million at March 31, 2000. The total backlog value of all uncompleted and multi-year contracts at March 31, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

         As previously reported, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar year 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners, including Insituform East's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation, including ITI's most recent December 1999 litigation, cannot be predetermined, pending resolution Insituform East and Midsouth Partners intend to continue to exercise their respective rights under license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for October 9, 2001.

Results of Operations

       Three Months Ended 3/31/01 Compared with Three Months Ended 3/31/00

         Consolidated sales increased $1.5 million (32%) from $4.8 million for the quarter ended March 31, 2000 to $6.3 million for the quarter ended March 31, 2001, due primarily to a consistent flow of immediately workable backlog in Insituform East's licensed Insituform territories.

         The consolidated operating loss decreased $0.7 million from -$1.7 million in the quarter ended March 31, 2000 to -$1.0 million in the quarter ended March 31, 2001, due primarily to an decrease in Insituform East's operating loss for the comparable periods from -$1.5 million to -$0.6 million. Consolidated cost of sales increased 11% in the third quarter of fiscal year 2001 as compared to the third quarter of fiscal year 2000. As a result, gross profit (loss) as a percentage of sales increased from a gross profit (loss) of (11%) to a gross profit of 7%. This increase is due primarily to reduced semi-fixed operating costs during the third quarter of fiscal year 2001 as a result of an aggressive cost reduction program initiated by Insituform East during the fourth quarter of fiscal year 2000 and improved margins on work performed in Insituform East's licensed Insituform territories. Insituform East's selling, general and administrative expenses increased 5%, primarily as a result of additional legal expenses more than offsetting the impact of the cost reduction program. The parent company's unallocated general corporate expenses increased 106%, from $214,294 to $441,480, primarily due to the recognition on January 1, 2001 of an additional year's increase in liability for the parent company's supplemental retirement plan.

         Other income (expense) decreased from a net gain of $253,124 to a net loss of ($212,283) primarily as a result of period fluctuations in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

        Nine Months Ended 3/31/01 Compared With Nine Months Ended 3/31/00

         Consolidated sales increased $1.7 million (10%) from $16.7 million for the nine months ended March 31, 2000 to $18.4 million for the nine months ended March 31, 2001, due primarily to a consistent flow of immediately workable backlog in Insituform East's licensed Insituform territories during the second and third quarters of fiscal year 2001, which more than offset reduced comparable period first quarter sales. Work performed during the first quarter of fiscal year 2000 included a higher volume of larger diameter work producing higher sales per installation.

         The consolidated operating loss decreased $1.6 million from -$3.2 million in the nine months ended March 31, 2000 to -$1.6 million in the nine months ended March 31, 2001, due primarily to a decrease in Insituform East's operating loss for the comparable periods from -$2.6 million to -$0.7 million. Consolidated cost of sales decreased 0.5% in the first nine months of fiscal year 2001 as compared to the first nine months of fiscal year 2000. As a result, gross profit as a percentage of sales increased from a gross profit of 3% to a gross profit of 12%. This increase is due primarily to reduced semi-fixed operating costs during the first nine months of fiscal year 2001 as a result of an aggressive cost reduction program initiated by Insituform East during the fourth quarter of fiscal year 2000. Insituform East's selling, general and administrative expenses decreased 6%, primarily as a result of the cost reduction program more than offsetting the impact of additional legal expense. The parent company's unallocated general corporate expenses increased 56%, from $566,823 to $881,971, primarily due to an increase in legal fees and the recognition on January 1, 2001 of an additional year's increase in liability for the parent company's supplemental retirement plan.

         Other income (expense) decreased from a net gain of $701,576 to a net loss of ($599,840) as a result of period fluctuations in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

Financial Condition

         During the nine months ended March 31, 2001, the Company's operating activities used $1.4 million in cash. This result is due primarily to the Company's net loss and the net effect of (i) several items that did not affect the amount of cash held by the Company, including the $1.6 million in depreciation and amortization expenses included in operating results and the effect of $0.5 million of Insituform East's consolidated loss attributable to non-owned interests in Insituform East, and (ii) the changes in items that did affect the amount of cash held, including a $1.6 million increase in accounts receivable, due primarily to delays in customer collections from Insituform East's customers.

         Investing activities provided $0.9 million in cash during the nine months ended March 31, 2001, primarily due to the timing between purchases and redemptions of its investments in marketable debt securities. The Company used $0.2 million in financing activities, primarily for payment of dividends by the parent company, CERBCO.

         Despite the $0.7 million net decrease in cash during the first nine months of fiscal year 2001, the Company's liquidity remained strong with working capital of $16.1 million and a current ratio of 5.3 to 1 at March 31, 2001. The Company anticipates that Insituform East's increased production levels in the future will require additional capital expenditures. The parent company, CERBCO, has cash and temporary investments in excess of $13.2 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         99 - CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months ended March 31, 2001; Statement of Operations Information for the nine months ended March 31, 2001; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 2001.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001

                                   CERBCO, Inc.
                                   ------------------------------------------
                                  (Registrant)



                                   /s/ ROBERT W. ERIKSON
                                   ------------------------------------------
                                   Robert W. Erikson
                                   President



                                   /s/ ROBERT F. HARTMAN
                                   ------------------------------------------
                                   Robert F. Hartman
                                   Vice President, Secretary & Treasurer
                                   (Principal Financial and Accounting Officer)