Form 10KSB
period 2001-06-30
CERBCO INC
filed 2001-10-09
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended:                                       June 30, 2001
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ----------------- to --------------------------

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

                                    Yes       X            No
                                        -----------           ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                    Yes       X            No
                                        -----------           ------------

The  registrant's   revenue  for  the  fiscal  year  ended  June  30,  2001  was
$23,206,207.

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 4, 2001, was $2,481,953.

As of September 4, 2001, the following number of shares of each of the issuer's classes of common stock were outstanding:

                             Common Stock           1,189,538
                             Class B Common Stock     293,418
                                                    ---------
                                      Total         1,482,956

Documents Incorporated by Reference:  None

Total number of pages of this report: 61   Index to Exhibits located at page: 42

                                TABLE OF CONTENTS

PART I                                                                     Page

Item 1.  Description of Business.............................................3

Item 2.  Description of Property.............................................8

Item 3.  Legal Proceedings...................................................9

Item 4.  Submission of Matters to a Vote of Security Holders.................9

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............9

Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................10

Item 7.  Financial Statements...............................................13

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................13

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons'
           Compliance with Section 16(a) of the Exchange Act................32

Item 10. Executive Compensation.............................................33

Item 11. Security Ownership of Certain Beneficial Owners and Management.....40

Item 12. Certain Relationships and Related Transactions.....................41

Item 13. Exhibits and Reports on Form 8-K...................................42


                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                               AND BALANCE SHEETS
                               Pages 15 through 17

                                     PART I

Item 1.  Description of Business

(a)      Business Development

         CERBCO, Inc. ("CERBCO", the "Company", "Issuer" or "Registrant") [OTC:CERB] is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, Inc. ("CERBERONICS"), in Insituform East, Incorporated [NASDAQ:INEI] (excavationless sewer and pipeline rehabilitation).

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

(b)      Business of Issuer
                                  CERBCO, Inc.

         CERBCO is a parent holding company with a controlling interest in one operating subsidiary, Insituform East, Incorporated, and a wholly-owned interest in CERBERONICS, Inc., a Delaware holding company. CERBCO officers participate directly on the management team of these subsidiary corporations, in varying capacities and officerships, with a view to overseeing, protecting and developing the long-term value of the Company's investments in such subsidiaries. Substantially all of the Company's revenues and operating results are attributable to Insituform East, Incorporated. A business description of CERBCO is primarily a business description of its one operating subsidiary, Insituform East, Incorporated, as given below. See Part III, Item 13, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 2001; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 2001" for additional financial information pertaining to Insituform East, Incorporated.

                          Insituform East, Incorporated

GENERAL

         Insituform East, Incorporated ("Insituform East," or for this section, the "Company") was organized under the laws of the State of Delaware on February 26, 1970 under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in the business of underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(R) process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company and its subsidiaries have been engaged in the business of rehabilitating underground sewers and other pipelines, principally using cured-in-place pipe ("CIPP") processes, with primary revenues generating from the Company's Insituform(R) brand product line.

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

         ITI initiated a second calendar 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners, including Insituform East's legitimate competitive rights as a licensee and the competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation, including ITI's most recent litigation, cannot be predetermined, pending resolution, Insituform East and Midsouth Partners intend to continue to exercise their respective rights under license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the ITI litigation is currently scheduled for February 19, 2002.

         Insituform East and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform brand trenchless CIPP process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operates substantially without geographic restriction. The Company's CIPP rehabilitation processes utilize a custom manufactured unwoven polyester fiber-felt tubing with an elastomeric coating on the exterior surface. The flat, pliable tube is later impregnated with a liquid thermosetting resin, and the resin-saturated material is inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material is turned inside out as it is forced through the pipeline. When the inverted and inflated tube is fully extended, the cold water within it is recirculated through a heat-exchange unit. The heated water cures the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections are then reopened by use of a remotely controlled cutting device.

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

         On December 29, 1997, Insituform East entered into a revised supply agreement with ITI whereby the Company committed to purchase 90% of its Insitutube(R) material requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement will automatically extend for one year periods unless notice of termination is provided by either party six months prior to the end of any such annual period.

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

         Effective July 20, 1999, Midsouth Partners also executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extends for successive one year periods unless notice of termination is provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

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

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents are derived from its licensor, ITI. There are presently 65 United States patents that cover various aspects of the Insituform process. The last patent to expire will remain in effect until 2017. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994. A method patent relating to the Insitutube material saturation process expired in February 2001 and a patent relating to the Insitutube material expired in May 2001.

         Although management of the Company believes the two initial method patents were historically important to the Insituform business of the Company, there can be no assurance that the validity of the remaining patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a CIPP process similar to the Insituform process. It is possible that the Company's Insituform business could be adversely affected upon expiration of unexpired patents, or by increased competition in the event that one or more of the patents is adjudicated to be invalid or are inadequate in scope to protect the Company's operations. Management of the Company believes, however, that while the Company historically had relied on the strength and validity of Insituform patents, the Company's other CIPP process alternatives and its significant CIPP installation experience coupled with the Company's high degree of market recognition should enable the Company to continue to compete effectively in the pipeline rehabilitation market into the future as Insituform patents expire or become obsolete.

CUSTOMERS

         The  Company  performs   services  under  contracts  with  governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's sales have come from state and local government entities -- cities, counties, state agencies and regional authorities. During the year ended June 30, 2001, a county government in the Washington, D.C. metropolitan area, a municipal government in Tennessee and Federal government contracts (collectively) accounted for 24%, 14% and 11%, respectively, of the Company's sales. During the year ended June 30, 2000, the same county government in the Washington, D.C. metropolitan area, Federal government contracts (collectively), the same municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's sales. During the year ended June 30, 1999, the same county government in the Washington, D.C. metropolitan area, Federal government contracts (collectively) and the same regional sanitation authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's sales. SUPPLIERS

         The Company's materials and equipment are generally available from several suppliers. Although the Company believes that ITI is presently the sole source of proprietary Insitutube material, the Company is aware of other suppliers of felt tube materials and other materials used in CIPP rehabilitation. The Company presently relies upon ITI for its supply of Insitutube material for its Insituform process product line.

         During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, under agreed disclosures, the Company has the right to substitute an alternate polyester fiber-felt or other tube materials available in the marketplace. In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners is no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials. Midsouth Partners does purchase felt tube materials from suppliers other than ITI.

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

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $15.3 million at June 30, 2001 as compared to $27.1 million at June 30, 2000. The twelve-month backlog at June 30, 2001 was approximately $12.0 million as compared to $15.2 million at June 30, 2000. The total backlog value of all uncompleted and multi-year contracts at June 30, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in terms contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

COMPETITION

         The general pipeline replacement, rehabilitation and repair business is significantly competitive. The Company faces conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies including CIPP technology.

         Traditional Methods. CIPP processes conceptually compete with traditional methods of pipe rehabilitation including full replacement, point repair and sliplining. The Company believes CIPP processes usually offer a cost advantage over full replacement as well as the practical advantage of avoiding excavation. In addition, CIPP processes also offer qualitatively better rehabilitation than sliplining which may significantly reduce the diameter of the pipe. Grouting is also undertaken in the United States, but the Company considers grouting a short-term repair technique and not a long-term pipeline rehabilitation solution competitive with CIPP processes. As a practical matter, competition for the Company typically begins at the point an end user has conceptually determined to employ trenchless technology over traditional rehabilitation methods involving substantial excavation.

         Trenchless Cured-in-Place Technologies. Over the years, the Company has witnessed a continuing stream of entrants into the CIPP marketplace, few of which the Company believes are able to offer the quality or technical capability of the Company but, particularly in the diminution or absence of brand licensing fees, may enjoy certain cost advantages compared to the Company.

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select CIPP processes over modified sliplining techniques due to the quality and longevity of the CIPP product, the proven performance record of the Company's CIPP process installations over the past twenty-three years, and the broader range of design alternatives available with a CIPP process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, such customers or their consulting engineers will accept a modified sliplining technique technologically inferior to cured-in-place technology.

         Other Trenchless Competition. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that its significant years of proven performance continues to present a significant CIPP capability advantage over other trenchless technologies.

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

SALES AND MARKETING

         The  Company's  sales  and  marketing  effort is  directed  by its Vice
President  of Sales and  Marketing.  The  Company's  sales and  marketing  group
fluctuates   as  necessary  in  response  to  market  demand  to  include  sales representatives assigned to serve the Company's municipal, Federal government and industrial market customers. Sales and marketing personnel typically are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of CIPP processes.

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

EMPLOYEES

         At June 30, 2001, the Company employed 153 full-time persons.

Item 2.  Description of Property

         The Company owns four buildings totaling 76,700 square feet situated on a 15.45 acre site in the Ardwick Industrial Park, Prince George's County, Maryland. This facility houses the maintenance, operations, marketing, administration and executive offices of the Company. The Company also leases a 5,460 square foot facility in Cincinnati, Ohio to serve customers in the western region of its licensed territory.

         The Company owns 13,885 square feet of land in Hanover, Pennsylvania, with 6,139 square feet of manufacturing, administration and storage facilities housed in three buildings.

         The Company leases a 15,000 square foot facility in Knoxville, Tennessee to serve customers in the southeastern United States.

Item 3.  Legal Proceedings

         See Part II, Item 7, "Notes to Consolidated Financial Statements - Note
8. Contingencies" for details concerning a previously disclosed lawsuit pending in the United States District Court for the Middle District of Tennessee against Insituform East and Midsouth Partners.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information

         (i)      Common Stock

         CERBCO's Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers ("NASD") OTC Bulletin Board(R) system [www.otcbb.com] and also in daily "pink sheets" [www.pinksheets.com] under the trading symbol CERB.

         The following table shows the range of bid quotations for the period indicated as reported by Community Systems, Inc.:

                                                           Common Stock
Fiscal Year Ended June 30, 2001                       High              Low
-------------------------------                       ----              ---
1st Quarter                                           $4.500           $4.000
2nd Quarter                                           $4.125           $2.750
3rd Quarter                                           $3.875           $2.938
4th Quarter                                           $3.450           $2.720

Fiscal Year Ended June 30, 2000
1st Quarter                                           $6.750           $5.500
2nd Quarter                                           $6.125           $5.063
3rd Quarter                                           $6.063           $4.500
4th Quarter                                           $5.438           $4.188

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

(b)      Holders

         As of September 4, 2001, the approximate number of shareholders of record of each class of common equity of CERBCO was as follows:

        Common Stock                               216
        Class B Common Stock                       116

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

(c)      Dividends

         On June 6, 2001, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 16, 2001 to its shareholders of record as of the close of business on June 30, 2001. On June 9, 2000, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 17, 2000 to its shareholders of record as of the close of business on June 30, 2000. On June 11, 1999, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 1999 to its shareholders of record as of the close of business on June 30, 1999.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$440,577 (-$0.30 per share) on sales of $23.2 million for the fiscal year ended June 30, 2001. In fiscal year 2000, the Company reported a consolidated net loss of -$343,197 (-$0.23 per share) on sales of $22.4 million. In fiscal year 1999, the Company reported a consolidated net loss of -$213,274 (-$0.14 per share) on sales of $23.3 million.

         The Company attributed its unfavorable results for the fiscal year ended June 30, 2001 primarily to the unfavorable results of Insituform East, the Company's majority-controlled subsidiary and only operating segment. Insituform East recognized a consolidated net loss of -$2,345,056 on sales of $23.2 million, which contributed to a loss of -$920,932 to CERBCO in fiscal year 2001. Insituform East attributed its unfavorable results in fiscal year 2001 primarily to significantly reduced margins from operations in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by Insituform East's Midsouth Partners subsidiary.

         The Company attributed its unfavorable results for the fiscal year ended June 30, 2000, to the unfavorable results of Insituform East. Insituform East recognized a consolidated net loss of -$2,761,306 on sales of $22.4 million, which contributed a loss of -$1,083,131 to CERBCO in fiscal year 2000. Insituform East attributed its unfavorable results in fiscal year 2000 primarily to a significant decrease in immediately workable backlog from October 1999 through May 2000.

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

         Only Insituform East's Midsouth Partners subsidiary incurred operating losses for the fiscal year ended June 30, 2001. That is, all other activities of Insituform East operated at a combined profit in fiscal year 2001. This is a materially improved situation for the combined results of these other activities over recent fiscal years and can be attributed to the combination of a consistent flow of immediately workable backlog in Insituform East's licensed Insituform territory during the first nine months of fiscal year 2001 and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000. As discussed above, Midsouth Partners' operating performance is being affected by competitive conditions in its market area, including, Insituform East believes, competition from Insituform Technologies, Inc. ("ITI") since ITI withdrew from the Midsouth partnership under the terms of a 1999 settlement agreement.

         As previously reported, ITI, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, initiated a second calendar 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners, including Insituform East's legitimate competitive rights as a licensee and the competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation, including ITI's most recent litigation, cannot be predetermined, pending resolution, Insituform East and Midsouth Partners intend to continue to exercise their respective rights under license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the ITI litigation is currently scheduled for February 19, 2002.

         Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $15.3 million at June 30, 2001 as compared to $27.1 million at June 30, 2000. The twelve-month backlog at June 30, 2001 was approximately $12.0 million as compared to $15.2 million at June 30, 2000. The total backlog value of all uncompleted and multi-year contracts at June 30, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain items of expense and earnings or loss bear to the sales of CERBCO and the percentage increases or decreases in the dollar amounts of each item from period to period:

                                                      Percentage Relationship to Revenues    Period to Period Changes
                                                          Years ended June 30                  Years ended June 30
                                                     ------------------------------------    ------------------------
                                                                                               2001          2000
                                                      2001         2000         1999         vs. 2000      vs. 1999
                                                      ----         ----         ----         --------      --------

Sales                                                 100.0%       100.0%       100.0%         3.5%          (3.8%)
                                                      ------       ------       ------

Costs and Expenses:
  Cost of sales                                        92.2         95.0         92.7          0.3           (1.4)
  Selling, general and administrative expenses         22.1         21.5         22.7          6.7           (9.2)
                                                      ------       ------       ------
    Total Costs and Expenses                          114.3        116.5        115.4          1.5           (2.9)
                                                      ------       ------       ------
Operating Loss                                        (14.3)       (16.5)       (15.4)       (10.5)           2.9
Investment Income                                       3.9          3.1          3.7         28.6          (20.0)
Interest Expense                                      ( 0.1)       ( 0.1)       ( 0.1)       (28.9)         (48.9)
Other Income (Expense) - net                          ( 1.8)         4.4          1.7       (143.0)         141.0
                                                      ------       ------       ------
Loss Before Non-Owned Interests
  and Income Taxes                                    (12.3)       ( 9.1)       (10.1)        40.9          (13.9)
Non-Owned Interest in Midsouth Partners                 0.0          0.1          3.1       (100.0)         (97.3)
                                                      ------       ------       ------
Loss Before Non-Owned Interests in
  Insituform East and Income Taxes                    (12.3)       ( 9.0)        (7.0)        42.2           23.5
Credit for Income Taxes                               ( 4.3)       ( 0.0)       ( 3.0)   (16,800.0)        (100.9)
                                                      ------       ------       ------
Loss Before Non-Owned Interests in
  Insituform East                                     ( 8.0)      (  9.0)       ( 4.0)       ( 7.8)         115.3
Non-Owned Interests in Insituform East                  6.1          7.5          3.1        (15.1)         131.2
                                                      ------       ------       ------
  Net Loss                                            ( 1.9%)     (  1.5%)      ( 0.9%)       28.4           60.9
                                                      ======       ======       ======

                                  2001 vs. 2000


         Consolidated sales increased $0.8 million (3%) in fiscal year 2001, due in part to increases in comparable period revenues during the second and third quarters that more than offset decreases in comparable period revenues in the first and fourth quarters. The increased revenues in the second and third quarters resulted from increases in comparable period immediately workable backlogs in those quarters.


         The Company's consolidated operating loss decreased $0.4 million (-11%) from an operating loss of -$3.7 million in fiscal year 2000 to an operating loss of -$3.3 million in fiscal year 2001. Insituform East's gross profit margin increased from 5% to 8% due primarily to reduced semi-fixed operating costs in fiscal year 2001 resulting from an aggressive cost reduction program initiated during the fourth quarter of fiscal year 2000. Insituform East's selling, general and administrative expenses decreased $0.1 million in fiscal year 2001, also, as a result of Insituform East's cost reduction program and despite the impact of additional legal expenses. The parent company's unallocated general corporate expenses increased $0.4 million, primarily as a result of increased legal and consulting fees, and the recognition in January 1, 2001 of an additional year's increase in liability for the parent company's supplemental retirement plan.


         Other income (expense) decreased from a net gain of $1.0 million to a net loss of -$0.4 million, primarily as a result of the fluctuation in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.


         The Company's credit for income taxes of $1.0 million in fiscal year 2001 is due primarily to the accounting recognition during the year of the reversal of a prior accrual due to the expiration of certain tax contingencies. The accrual had been established by the Company in fiscal year 1997 in connection with the sale of a subsidiary. No credit for income taxes was recorded by Insituform East for fiscal year 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of Insituform East's pre-tax loss was reduced by a $915,000 valuation allowance recorded against the deferred tax asset during the year.


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

         Other income increased $0.6 million, primarily as the result of the payments received by the parent company in settlement of legal proceedings in the Superior Court of the District of Columbia in fiscal year 2000.

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

Liquidity and Capital Resources

         Liquidity may be defined as the Company's ability to mobilize cash. Cash and cash equivalents decreased $0.6 million in fiscal year 2001 due primarily  to an  increase  in accounts  receivable.  Cash and cash  equivalents decreased $14.7 million in fiscal year 2000 due primarily to capital expenditures and the purchase of $12.0 million in marketable securities. Cash and cash equivalents decreased $3.3 million in fiscal year 1999 due primarily to capital expenditures and an increase in accounts receivable.

         The Company's operating activities used approximately $1.7 million in cash in fiscal year 2001, provided approximately $0.5 million in cash in fiscal year 2000 and used approximately $0.5 million in cash in fiscal year 1999.

         Investing activities provided approximately $1.3 million in fiscal year 2001 as the Company redeemed a portion of its marketable securities. Net cash used in investing activities was approximately $14.7 million and $2.8 million in fiscal years 2000 and 1999, respectively. The primary uses of such funds in fiscal year 2000 was the initial investment of the Company's excess cash in marketable securities and Insituform East's purchase of the remaining non-owned interests in Midsouth Partners. Insituform East also used cash for capital expenditures in fiscal years 2000 and 1999 to upgrade, expand and improve production capabilities and purchase vehicles and production equipment to replace aging units.

         Net cash used in financing  activities was approximately  $0.2 million,
$0.6 million and $33,000 in fiscal years 2001, 2000 and 1999, respectively. During fiscal years 2001, 2000 and 1999, the parent company, CERBCO, paid regular cash dividends declared for fiscal years 2000, 1999 and 1998, respectively. In fiscal year 2000, the Company also repaid loans from former partners to Midsouth Partners.

         The Company's liquidity remained strong with working capital of approximately $15.2 million and a current ratio of 6- to-1 at June 30, 2001. The parent company, CERBCO, has cash and temporary investments in market securities of approximately $12.9 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

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

Item 7.    Financial Statements

           See financial statements provided following Item 8 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CERBCO, Inc.

We have audited the accompanying consolidated balance sheets of CERBCO, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
McLean, Virginia
September 21, 2001

                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended June 30
                                                                   ------------------------------------------
                                                                     2001            2000           1999
                                                                     ----            ----           ----

Sales                                                              $23,206,207     $22,421,875    $23,315,198
                                                                   -----------     -----------    -----------
Costs and Expenses:
    Cost of sales                                                   21,385,064      21,314,391     21,617,623
    Selling, general and administrative expenses                     5,138,268       4,815,439      5,302,679
                                                                   -----------     -----------    -----------
        Total Costs and Expenses                                    26,523,332      26,129,830     26,920,302
                                                                   -----------     -----------    -----------
Operating Loss                                                      (3,317,125)     (3,707,955)    (3,605,104)
Investment Income                                                      895,348         696,015        870,552
Interest Expense                                                       (15,260)        (21,473)       (42,043)
Other Income - net                                                    (429,664)        998,152        414,155
                                                                   -----------     -----------    -----------
Loss Before Non-Owned Interests and Income Taxes                    (2,866,701)     (2,035,261)    (2,362,440)
Non-Owned Interest in Pretax Loss of Midsouth Partners                       0          19,889        730,464
                                                                   -----------     -----------    -----------
Loss Before Non-Owned Interests in Insituform East, Inc.
   and Income Taxes                                                 (2,866,701)     (2,015,372)    (1,631,976)
Provision (Credit) for Income Taxes                                 (1,002,000)          6,000       (693,000)
                                                                   -----------     -----------    -----------
Loss Before Non-Owned Interests in Insituform East, Inc.            (1,864,701)     (2,021,372)      (938,976)
Non-Owned Interests in Loss of Insituform East, Inc.                 1,424,124       1,678,175        725,702
                                                                   -----------     -----------    -----------
                                                   NET LOSS        $  (440,577)    $  (343,197)   $  (213,274)
                                                                   ===========     ===========    ===========

Net Loss per Share of Common Stock:
    Basic Loss per Share                                           $     (0.30)    $     (0.23)   $     (0.14)
                                                                   ===========     ===========    ===========
    Diluted Loss per Share                                         $     (0.30)    $     (0.23)   $     (0.14)
                                                                   ===========     ===========    ===========

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30
                                                                     ----------------------------------------------
                                                                          2001                           2000
                                                                     ---------------                ---------------

ASSETS

Current Assets:
    Cash and cash equivalents                                            $ 1,735,972                    $ 2,344,077
    Marketable securities                                                  7,995,843                      9,844,593
    Accounts receivable                                                    6,983,481                      6,294,655
    Inventories                                                            1,102,521                      1,421,104
    Prepaid and refundable taxes                                              80,418                         22,895
    Prepaid expenses and other                                               289,217                        204,381
                                                                         -----------                    -----------
        Total Current Assets                                              18,187,452                     20,131,705
                                                                         -----------                    -----------

Property, Plant and Equipment:
    Land and improvements                                                  2,018,587                      2,018,587
    Buildings and improvements                                             6,035,816                      6,203,270
    Vehicles and production equipment                                     12,181,033                     13,330,849
    Small tools, radios and machine shop equipment                         3,839,635                      4,637,721
    Office furniture and equipment                                         1,363,611                      1,366,049
                                                                         -----------                    -----------
                                                                          25,438,682                     27,556,476
    Less accumulated depreciation and amortization                       (16,922,043)                   (17,247,839)
                                                                         -----------                    -----------
        Total Property, Plant and Equipment                                8,516,639                     10,308,637
                                                                         -----------                    -----------

Other Assets:
    Excess of acquisition cost over value of net
     assets acquired - net of accumulated amortization
     of $1,388,825 in 2001 and $1,323,521 in 2000                          1,550,964                      1,618,629
    Deferred income taxes - net of valuation allowance
     of $1,858,000 in 2001 and $943,000 in 2000                                    0                              0
    Cash surrender value of SERP life insurance                            2,000,107                      2,387,287
    Marketable securities                                                  3,582,029                      2,231,052
    Deposits and other                                                        53,156                         60,056
                                                                         -----------                    -----------
        Total Other Assets                                                 7,186,256                      6,297,024
                                                                         -----------                    -----------
            Total Assets                                                 $33,890,347                    $36,737,366
                                                                         ===========                    ===========

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30
                                                                  ---------------------------------------------
                                                                       2001                           2000
                                                                  ----------------               --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                         $ 2,991,939                    $ 2,961,928
    Income taxes payable                                                  10,000                      1,271,708
    Current portion of capital lease obligations                          32,448                         30,177
                                                                     -----------                    -----------
        Total Current Liabilities                                      3,034,387                      4,263,813
                                                                     -----------                    -----------
Long-Term Liabilities:
    Accrued SERP liability                                             1,532,851                      1,099,720
    Capital lease obligations (less current portion shown above)          10,147                         42,584
                                                                     -----------                    -----------
    Total Long-Term Liabilities                                        1,542,998                      1,142,304
                                                                     -----------                    -----------
        Total Liabilities                                              4,577,385                      5,406,117
                                                                     -----------                    -----------
Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                       5,574,900                      7,004,314
                                                                     -----------                    -----------
Stockholders' Equity:
    Common stock, $.10 par value
        Authorized:  3,500,000 shares
        Issued and outstanding: 1,189,476 shares                         118,947                        118,947
    Class B Common stock (convertible), $.10 par value
        Authorized:  700,000 shares
        Issued and outstanding: 293,480 shares                            29,348                         29,348
    Additional paid-in capital                                         7,527,278                      7,527,278
    Retained earnings                                                 16,062,489                     16,651,362
                                                                     -----------                    -----------
        Total Stockholders' Equity                                    23,738,062                     24,326,935
                                                                     -----------                    -----------
            Total Liabilities and Stockholders' Equity               $33,890,347                    $36,737,366
                                                                     ===========                    ===========
See notes to consolidated financial statements.

                                  CERBCO, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2001, 2000 and 1999


                                     Common Stock          Class B Common Stock    Additional                  Total Stock-
                               ---------------------------------------------------  Paid-in       Retained       holders'
                                  Shares      Amounts       Shares      Amounts     Capital       Earnings       Equity
                               ---------------------------------------------------------------------------------------------

BALANCE - JULY 1, 1998            1,186,976     $118,697     295,980    $29,598     $7,527,278   $17,504,425    $25,179,998

Net loss                                  0            0           0          0              0      (213,274)      (213,274)
Conversion of Class B stock
    into Common stock                 2,500          250      (2,500)      (250)             0             0              0
Dividends declared                        0            0           0          0              0      (148,296)      (148,296)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999           1,189,476      118,947     293,480     29,348      7,527,278    17,142,855     24,818,428

Net loss                                  0            0           0          0              0      (343,197)      (343,197)
Dividends declared                        0            0           0          0              0      (148,296)      (148,296)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000           1,189,476      118,947     293,480     29,348      7,527,278    16,651,362     24,326,935

Net loss                                  0            0           0          0              0      (440,577)      (440,577)
Dividends declared                        0            0           0          0              0      (148,296)      (148,296)
                               ---------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001           1,189,476     $118,947     293,480    $29,348     $7,527,278   $16,062,489    $23,738,062
                               =============================================================================================

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended June 30
                                                                          ----------------------------------------------
                                                                                2001            2000           1999
                                                                                ----            ----           ----
Cash Flows from Operating Activities:
    Net loss                                                                $  (440,577)     $ (343,197)   $  (213,274)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operations:
        Depreciation and amortization                                         2,039,858       2,383,800      2,211,811
        Amounts attributable to non-owned interests                          (1,424,124)     (1,698,064)    (1,456,166)
        Gain on sale of property                                               (158,361)       (155,894)        (6,963)
        Deferred income taxes                                                         0        (219,000)      (696,000)
        Decrease in other assets                                                      0               0         17,990
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                         (688,826)        298,258     (1,407,866)
            (Increase) decrease in inventories                                  318,583        (147,702)       108,459
            (Increase) decrease in other current assets                        (142,359)        663,105        479,036
            Increase in accounts payable and accrued expenses                    30,012           3,791        256,458
            Increase (decrease) in income taxes payable                      (1,261,708)       (236,645)       157,528
                                                                            -----------      -----------   -----------
    Net Cash Provided by (Used in) Operating Activities                      (1,727,502)        548,452       (548,987)
                                                                            -----------      -----------   -----------

Cash Flows from Investing Activities:
    Capital expenditures                                                       (279,033)     (1,156,897)    (2,433,828)
    Sale of property                                                            261,738         242,980         35,760
    Redemption (purchase) of marketable securities - net                        497,773     (12,075,645)             0
    Increase in investment in Insituform East                                    (2,930)       (300,981)      (115,827)
    Purchase of remaining interests in Midsouth Partners                              0        (948,707)             0
    Decrease (increase) in cash surrender value of SERP life                    387,180        (656,323)      (500,709)
insurance
    Increase in SERP liability                                                  433,131         252,160        241,587
    Increase in other assets                                                          0         (20,000)             0
                                                                            -----------      -----------   -----------
    Net Cash Provided by (Used in) Investing Activities                       1,297,859     (14,663,413)    (2,773,017)
                                                                            -----------      -----------   -----------

Cash Flows from Financing Activities:
    Principal payments on revolving lines of credit, capital lease
        Obligations and long-term borrowings                                    (30,166)        (42,785)       (34,621)
    Loans to Midsouth Partners from non-owned interests                               0               0        400,000
    Repayment of loans to Midsouth Partners from non-owned interests                  0        (400,000)      (250,000)
    Dividends paid                                                             (148,296)       (148,296)      (148,296)
                                                                            -----------      -----------   -----------
    Net Cash Used in Financing Activities                                      (178,462)       (591,081)       (32,916)
                                                                            -----------      -----------   -----------

Net Decrease in Cash and Cash Equivalents                                      (608,105)    (14,706,042)    (3,354,920)
Cash and Cash Equivalents at Beginning of Year                                2,344,077      17,050,119     20,405,039
                                                                            -----------      -----------   -----------
Cash and Cash Equivalents at End of Year                                    $ 1,735,972      $ 2,344,077   $17,050,119
                                                                            ===========      ===========   ===========

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                           $    14,620      $    21,473   $    85,013
    Income taxes paid (refunded)                                            $   317,523      $   (65,913)  $  (552,561)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Additions to capital leases                                             $         0      $    10,717   $         0


See notes to consolidated financial statements.

                                  CERBCO, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

1.       Summary of Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO") its wholly-owned subsidiary, CERBERONICS, Inc. and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

         Cash and cash equivalents consist of unrestricted checking accounts and short-term investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. For purposes of the consolidated statements of cash flows, the Company considers only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest which approximates market.

Marketable Securities

         Marketable securities include all investments purchased with a maturity greater than three months and are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of the securities at the time of purchase. All of the Company's marketable securities are debt securities and the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.

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

Goodwill

         The excess of cost over the fair value of the Insituform East net tangible assets ("goodwill") acquired in 1985 is amortized using the straight-line method over forty years. The Company annually reviews its goodwill recoverability by assessing the historical profitability of Insituform East and expectations as to its future nondiscounted cash flows and operating income; the continued use of its name; the continued use of its license agreements; and the status of various patents which govern the Insituform process. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 2001.

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result from recognizing certain items of income and expense in consolidated financial statements in different years from those in income tax returns. These temporary differences relate principally to use of accelerated depreciation methods for income tax purposes; net operating loss carryforwards; timing of the payment of compensated absences; and SERP expenses. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Insituform East files separate federal and state tax returns, and its provision is combined with the consolidated provision of the parent company, CERBCO for financial reporting purposes.

Reclassifications

         Certain amounts have been reclassified in the prior years' consolidated financial statements to conform to the current year presentation.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which establishes accounting and reporting standards for business combinations. This standard will be effective for all business combinations initiated after June 30, 2001, and requires that an entity account for all business combinations using the purchase method and prohibits the use of the pooling-of-interest method. The adoption of this Statement will have no impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which established accounting and reporting standards for acquired goodwill and other intangible assets subsequent to their acquisition. This standard will be effective for fiscal years beginning after December 15, 2001, and changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement. The Company has not determined what impact, if any, the adoption of this statement will have on the Company's financial position or results of operations.

2.       Marketable Securities

         At June 30, 2001 and 2000, the Company held investments in marketable debt securities which were classified as held-to-maturity. Securities with a maturity date within one year are classified as Marketable Securities as a part of Current Assets. Securities with a maturity date beyond one year are included under Other Assets. All securities are stated at amortized cost.

         Marketable securities consist of:

                                                                2001                             2000
                                                    --------------------------      ----------------------------
                                                    Amortized          Fair           Amortized          Fair
                                                      Cost            Value             Cost            Value

        Current:
            U.S. Government and agencies           $ 6,495,213     $ 6,546,031      $ 5,844,593      $ 5,853,136
            Corporate                                1,500,630       1,504,102        4,000,000        4,000,000
                                                   -----------     -----------      ----------       -----------
                                                     7,995,843       8,050,133        9,844,593        9,853,136
                                                   -----------     -----------      -----------      -----------
        Non-current:
            U.S. Government and agencies             2,270,179       2,277,260        2,231,052        2,242,852
            Corporate                                1,311,850       1,323,338                0                0
                                                   -----------     -----------      -----------      -----------
                                                     3,582,029       3,600,598        2,231,052        2,242,852
                                                   -----------     -----------      -----------      -----------
                Total marketable securities        $11,577,872     $11,650,731      $12,075,645      $12,095,988
                                                   ===========     ===========      ===========      ===========

3.       Accounts Receivable

         Accounts receivable consist of:
                                                          2001          2000
                                                       ----------    ----------

        Due from municipal and commercial customers    $6,689,864    $5,400,317
        Miscellaneous                                     293,617       894,338
                                                       ----------    ----------
                                                        6,983,481     6,294,655
        Less: Allowance for doubtful accounts
                                                                0             0
                                                       ----------    ----------
                  Total accounts receivable            $6,983,481    $6,294,655
                                                       ==========    ==========

4.       Equity in Insituform East

         At June 30, 2001, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 34.8% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. At June 30, 2000, CERBCO beneficially held 1,412,850 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 34.8% of the Common Stock, 99.5% of the Class B Common Stock, 39.2% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. At June 30, 1999, CERBCO beneficially held 1,226,400 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 30.2% of the Common Stock, 99.5% of the Class B Common Stock, 34.9% of the total equity and 59.5% of the total voting power of all outstanding classes of Insituform East stock. Holders of Insituform East Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Insituform East Board of Directors after election of not less than 25% of the directors by holders of shares of Insituform East Common Stock, voting separately as a class.

         During the years ended June 30, 2001 and 2000, CERBCO acquired 2,000 shares and 186,450 shares of Insituform East Common Stock for $2,930 and $300,981, respectively. The differences between the cost of the stock and the net book value thereof, $2,361 in 2001 and $310,252 in 2000 have been credited to excess of acquisition cost over value of net assets acquired.

         From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 2001, 2000 or 1999. If all the options outstanding at June 30, 2001 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 34.9% and 57.8%, respectively.

         From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. No shares were purchased in 2001, 2000, or 1999.

5.       Investment in Midsouth Partners

         CERBCO's consolidated financial statements as of June 30, 2001, 2000 and 1999 and for each of the years then ended include the accounts of Midsouth Partners, Insituform East's majority-controlled subsidiary partnership from June 12, 1996 to July 20, 1999, and wholly-owned subsidiary since July 20, 1999. Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. Midsouth Partners was the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20, 1999. The Partnership's general partners to July 20, 1999, were Insitu, Inc., a wholly-owned subsidiary of Insituform East; Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., an affiliate of ITI.

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


         Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1999 are as follows:

                                                 Year Ended June 30, 2000
                                                 ------------------------

         Sales                                         $22,421,875
         Net Loss                                      $  (350,998)
         Net Loss Per Share
           Basic                                       $     (0.24)
           Diluted                                     $     (0.24)

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                          2001          2000
                                                       ----------    ----------

        Accounts payable                               $1,685,392    $1,633,378
        Accrued compensation and other expenses         1,158,251     1,180,253
        Dividends payable                                 148,296       148,296
                                                       ----------    ----------
          Total accounts payable and accrued
            liabilities                                $2,991,939    $2,961,927
                                                       ==========    ==========

7.       Commitments

         The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $181,000, $267,000, $163,000 for the years ended June 30, 2001, 2000 and 1999, respectively. In addition, the Company obtains certain mobile production equipment under long-term capital leases. The net book value of equipment under capital lease at June 30, 2001 is approximately $12,000. Minimum future rental commitments under long-term capital and operating leases in effect at June 30, 2001, are as follows:

        Years Ending June 30                Capital Leases    Operating Leases
        --------------------                --------------    ----------------
        2002                                    $38,968           $ 75,041
        2003                                     10,134             31,775
        2004                                          0             18,561
        2005                                          0                  0
        2006                                          0                  0
        2007 and thereafter                           0                  0
                                                -------           --------
        Total Minimum Payments                   49,102           $125,377
                                                                  ========
        Less:  Interest                           6,507
                                                -------
        Present Value of Minimum Payments        42,595
        Less:  Current Portion                   32,448
                                                -------
        Long-term Capital Lease Obligations     $10,147
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

         The agreements obligate Insituform East to pay minimum annual royalties during the terms of the agreements unless waived upon approval of Insituform East's marketing and sales plans for licensed processes by ITI. During the year ended June 30, 2001, Insituform East incurred $1,258,372 in royalty expense, including $242,956 in minimum annual royalties not waived by ITI. During the year ended June 30, 2000, Insituform East incurred $1,215,929 in royalty expense, including $220,806 in minimum annual royalties not waived by ITI. During the year ended June 30, 1999, Insituform East incurred royalty expense of $1,244,954. Payment of such minimum annual royalties for Insituform East for the year ended June 30, 1999 was waived by ITI. Insituform East has not received a waiver of minimum annual royalties for the year ending June 30, 2002.

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

8.       Contingencies

Dispute with ITI - United States District Court for the Middle District of Tennessee

         As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against Insituform East and its subsidiary Midsouth Partners. In its Amended Complaint, which was filed on June 13, 2000, ITI contends that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI contends that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act and the Tennessee Model Trademark Act. In August 2001, ITI filed a Supplemental Amended Complaint alleging that Midsouth Partners is insolvent and that this is a further breach of the Settlement Agreement. ITI seeks to terminate the Settlement Agreement and with it Midsouth Partners' rights to continue to exploit within its former exclusive territory the technology available to it under its former Insituform license. ITI seeks declarations that (i) Midsouth Partners has committed one or more noncurable breaches of the Settlement Agreement; (ii) Midsouth Partners has violated the Lanham Act and the Tennessee Model Trademark Act; (iii) Midsouth Partners is no longer entitled to exploit the technology available to it under its former Insituform license, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement, and (iv) the Settlement Agreement is or can be terminated. ITI seeks a declaration that the right of Insituform East and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect. In addition, ITI seeks unspecified damages under a "holdover license" theory.

         ITI also contends that the various license agreements between Insituform East and ITI bar Insituform East from exploiting the Insituform process, using the Insituform trademark, or practicing any CIPP techniques outside of Insituform East's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and Insituform East are allegedly alter egos of one another. ITI contends that Insituform East is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of Insituform East's obligations under its license agreements with ITI. ITI seeks a declaration that Insituform East's licenses require the payment of a cross-over royalty for Midsouth Partners' installation of alternative CIPP processes outside of the territory in which ITI, under the terms of the Settlement Agreement, granted Midsouth Partners the right to utilize the Insituform Process in the condition and state as commercially practiced on the date of settlement. ITI also seeks a declaration that Insituform East's licenses require the payment of cross-over royalties for Insituform East's installation of the Insituform Process in so-called "Insituform Owner-Reserved Territories." In addition, ITI seeks to recover royalties and cross-over royalties from Insituform East for Midsouth Partners' installation of alternative CIPP processes.

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

         Trial is currently scheduled for February 19, 2002, and discovery is completed. Insituform East denies that ITI is entitled to the relief it seeks. In addition, Insituform East has counterclaimed, seeking declarations that (i) Midsouth Partners is not in breach of the Settlement Agreement; (ii) its licenses require only the payment of a royalty for its installation of the Insituform Process outside of its exclusive territories and not, as ITI contends, the payment of an additional cross-over royalty; and (iii) ITI remains obligated to Insituform East under the SAW Agreement. The Court, over ITI's objection, has also permitted Insituform East and Midsouth Partners to assert the defense of patent misuse. The position of Insituform East and Midsouth Partners is that ITI cannot enforce the Company's licenses, which fail to provide for the diminution of royalties upon the expiration of the primary patents for the Insituform Process or to distinguish between the royalties attributable to such patents and those attributable to trademark rights, trade secrets or other patents, to recover royalties for Midsouth Partners' utilization of CIPP technologies available in the public domain. Insituform East seeks unspecified damages from ITI in its counterclaims.

         The parties have filed cross-motions for summary judgment. ITI seeks summary judgment on Insituform East's patent misuse defense. ITI also seeks summary judgment on its claim that Midsouth Partners is insolvent and that this constitutes a breach of the Settlement Agreement. Insituform East, Midsouth Partners, Insitu, Inc., and Midsouth LLC seek summary judgment on ITI's claim for damages under the Settlement Agreement, the Lanham Act, and the Tennessee Model Trademark Act, as well as declaratory judgments that Insituform East is entitled to install the Insituform process outside of its exclusive territories and to do so without paying ITI a cross-over royalty and that Midsouth Partners is free to offer competing brands of CIPP rehabilitation and to do so without paying ITI any royalties. The ultimate outcome of this suit cannot be ascertained at this time.

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of Insituform East that the aggregate amount of any such liability will not have a material adverse effect on the financial position of Insituform East. Conversely, in the opinion of management, in the event that the plaintiffs/counter-defendants substantially prevailed on their claims against Insituform East and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally and to practice CIPP rehabilitation process methods without payment of royalty and cross-over royalty to ITI, such event could have a material adverse effect on the future financial position of Insituform East.

Summary and Other

         Management believes ultimate resolution of the matters discussed above will not have a material effect on the financial statements of CERBCO. Accordingly, no provision for these contingencies has been reflected therein. The Company is also involved in other contingencies, arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

9.       Common Stock

         The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In fiscal years 2001 and 2000, no shares of Class B Common Stock were converted to Common Stock. In fiscal year 1999, 2,500 shares were converted.

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

10.      Income Taxes

         The provision (credit) for taxes is composed of the following (in thousands):

                                                              2001            2000          1999
                                                              ----            ----          ----
        Current Taxes:
            Federal                                         $(1,002)          $225          $   5
            State                                                 0              0             (2)
                                                            -------           ----          -----
                Total current tax expense (benefit)          (1,002)           225              3
                                                            -------           ----          -----
        Deferred Taxes:
            Federal                                               0           (191)          (607)
            State                                                 0            (28)           (89)
                                                            -------           ----          -----
                Total deferred tax expense (benefit)              0           (219)          (696)
                                                            -------           ----          -----
                    Total provision (credit) for taxes      $(1,002)          $  6          $(693)
                                                            =======           ====          =====

         The provision (credit) for income taxes is different from that computed using the statutory federal income tax rate of 34% for the following reasons (in thousands, except percentages):

                                                            2001             2000           1999
                                                       -------------    ------------   -------------
                                                       Amounts     %    Amounts    %   Amounts     %
                                                       -------     -    -------    -   -------     -

        Taxes computed at statutory rate                $(975)   (34)    $(678)  (34)    $(552)  (34)
        Increase (decrease) in taxes resulting from:
            State and  local  income  taxes,  net of
              federal income tax benefit (expense)       (127)    (4)     (171)   (8)     (112)   (7)
            Non-taxable income                              0      0      (135)   (7)      (80)   (4)
            Nondeductible items                           237      8        47     2        51     3

            Reversal of prior provision                (1,052)   (37)        0     0         0     0
            Valuation allowance                           915     32       943    47         0     0
                                                      -------    ---     -----   ---     -----    ---
                Total provision (credit) for taxes    $(1,002)   (35)    $   6     0     $(693)  (42)
                                                      =======    ===     =====   ===     =====   ===


         During the fiscal year ended June 30, 2001, the Company recognized a reversal of a prior tax accrual in the amount of approximately $1,052,000 due to the expiration of certain tax contingencies. The accrual had been established by the Company in fiscal year 1997 in connection with the sale of a subsidiary.

         The calculation of Insituform East's credit for income taxes for the years ended June 30, 2001 and 2000, using applicable enacted federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $1,858,000 and $943,000 at June 30, 2001 and 2000, respectively, has been reduced by valuation allowances of $1,858,000 and $943,000, respectively, because, based on the weight of evidence available, to include Insituform East's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

         The primary components of temporary differences which give rise to the Company's net deferred tax asset (liability) at June 30, 2001 and 2000 are presented below:

                                                                        June 30,
                                                          -------------------------------------
                                                                 2001                 2000
                                                                 ----                 ----
        Deferred Tax Assets:
            Net operating loss carryforwards                   $2,633,000          $1,858,000
            Deferred compensation                                  20,000              17,000
            Other                                                  97,000              55,000
            Valuation allowance                                (1,858,000)           (943,000)
                                                               ----------          ----------
                Total deferred tax assets                         892,000             987,000

        Deferred Tax Liability:
            Depreciation                                         (892,000)           (987,000)
                                                               ----------          ----------
                Net deferred tax asset (liability)             $        0          $        0
                                                               ==========          ==========


11.      Net Loss Per Share

         Basic loss per share data have been computed based upon the weighted average number of common shares outstanding during each period. Diluted loss per share data have been computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. The following numbers of shares have been used in the loss per share computations:

              2001                      2000                    1999
              ----                      ----                    ----

Basic       1,482,956                  1,482,956              1,482,956
            =========                  =========              =========
Diluted     1,482,956                  1,482,956              1,482,965
            =========                  =========              =========

12.      Retirement Benefit Plans

         Employees of Insituform East (including employees of the parent company, CERBCO) and Midsouth Partners who meet certain minimum eligibility requirements and who are not covered by collective bargaining agreements participate in separate profit-sharing plans. No employees of either company were covered by collective bargaining agreements as of June 30, 2001. Contributions to the plans are determined annually by the respective companies. No contributions were made during the fiscal year ended June 30, 2001. During the fiscal years ended June 30, 2000 and 1999, the Company recognized profit sharing expense of approximately $15,000 and $243,000, respectively.


13.      Supplemental Executive Retirement Plans

         CERBCO has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was approximately $358,000, $209,000 and $186,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. CERBCO established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of life insurance. Assets of the trust are subject to the claims of CERBCO's creditors in the event of bankruptcy or insolvency.

         On January 1, 1998, Insituform East established a similar unfunded supplemental pension plan for its three executive officers who are not otherwise participants in the CERBCO plan. The expense for this plan was approximately $138,000, $49,000 and $60,000 for the fiscal years ended June 30, 2001, 2000 and
1999, respectively. On July 1, 1998, Insituform East established a trust to facilitate the payment of benefits under its plan. Funds in this trust are invested in variable life insurance policies on the lives of two of the three plan-covered officers. One of the three officers did not qualify for such insurance and, therefore, any premature death of this officer prior to retirement would result in an accelerated recognition by Insituform East of his unaccrued plan benefits. Assets of the trust are subject to the claims of Insituform East's creditors in the event of bankruptcy or insolvency.

14.      Stock Option Plans

         During fiscal year 1998, CERBCO adopted the 1997 Directors' Stock Option Plan. Under the terms of this plan, up to 125,000 shares of Common Stock have been reserved for the Company's Directors. All grants of options are made at the market price on the date of the grant and are immediately exercisable. CERBCO granted options on 20,000 shares (options on 5,000 shares to each of four directors) of CERBCO's Common Stock on December 8, 2000, December 10, 1999 and December 18, 1998, at the option prices of $3.625 per share, $5.375 per share and $7.656 per share, respectively, exercisable within five years of the date of the grants. The following is a summary of transactions for the 1997 Directors' Stock Option Plan:

                                                    Shares Under Option
                                                    -------------------
                                           2001           2000           1999
                                           ----           ----           ----
        Outstanding, beginning of year    60,000        40,000         20,000

        Granted during the year           20,000        20,000         20,000
        Exercised during the year              0             0              0
        Expired/canceled during the year       0             0              0
                                          ------        ------         ------
        Outstanding, end of year          80,000        60,000         40,000
                                          ======        ======         ======

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") during the year ended June 30, 1997. As allowed under provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123, the Company is required to make pro forma disclosures of net loss and net loss per share as if the fair value-based method of accounting had been applied.

         Summary information for stock options granted during the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                  Years ended June 30,
                                       -----------------------------------------
                                         2001             2000            1999
                                         ----             ----            ----

        Date of grant                  12/08/00         12/10/99        12/18/97
        Option shares granted           20,000           20,000          20,000
        Per share exercise price         $3.63             $5.38          $7.66
        Fair value per option share      $1.31             $2.20          $3.26

         The fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was estimated on the date of the grants using the binomial option-pricing model using the following assumptions:

                                                  Years ended June 30,
                                          -------------------------------------
                                           2001          2000            1999
                                           ----          ----            ----

        Risk-free interest rate            5.32%         5.98%           4.58%
        Expected option life              5 years       5 years         5 years
        Expected stock price volatility      40%           44%             46%
        Expected dividend yield               3%            2%              1%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net earnings (loss) and pro forma basic and diluted net earnings (loss) per share for the years ended June 30, 2001, 2000 and 1999 would be as follows:



                                                Years ended June 30,
                                     ----------------------------------------
                                         2001          2000            1999
                                         ----          ----            ----
        Net Loss:
            As reported              $(440,577)      $(343,197)    $(213,274)
            Pro forma                $(457,892)      $(372,247)    $(256,284)
        Basic Net Loss per Share:
            As reported              $   (0.30)      $   (0.23)    $   (0.14)
            Pro forma                $   (0.31)      $   (0.25)    $   (0.17)
        Diluted Net Loss per Share:
            As reported              $   (0.30)      $   (0.23)    $   (0.14)
            Pro forma                $   (0.31)      $   (0.25)    $   (0.17)




15.      Unaudited Quarterly Financial Data

         The following table provides summarized quarterly results of operations for fiscal years 2001 and 2000 (in thousands, except per share information):

                                                            Three Months Ended
                                        --------------------------------------------------------
        2001                            September 30       December 31     March 31   June 30
        ----                            ------------       -----------     --------   -------
        Sales                              $6,332            $5,805         $6,290     $4,779
        Gross profit (loss)                 1,169               614            430       (392)
        Net earnings (loss)                    96              (496)          (613)       572
        Net earnings (loss) per share        0.06             (0.33)         (0.41)      0.38

        2000                            September 30       December 31     March 31    June 30
        ----                            ------------       -----------     --------    -------
        Sales                              $7,314            $4,672         $4,762     $5,674
        Gross profit (loss)                 1,195              (203)          (536)       651
        Net earnings (loss)                    45                28           (413)        (3)
        Net earnings (loss) per share        0.03              0.02          (0.28)      0.00

         The significant increase in net earnings reported for the final three months ended June 30, 2001 resulted from the accounting recognition, during such period, of the reversal of a prior accrual in the amount of approximately $1,000,000 due to the expiration of certain tax contingencies. The accrual had been established by the Company in fiscal year 1997 in connection with the sale of a subsidiary.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

(a)      Identification of CERBCO Directors and Executive Officers

Name                         Age      Director Since         Positions with Registrant             Held Since
----                         ---      --------------         -------------------------             ----------
Robert W. Erikson            56       December 1974 1/       President                          February 1988
George Wm. Erikson           59       November 1975 1/       Chairman and General Counsel       February 1988
Webb C. Hayes, IV            53       April 1991             None
Paul C. Kincheloe, Jr.       60       April 1991             None
Robert F. Hartman            54       N/A                    Vice  President, Secretary and     February 1988 2/
                                                             Treasurer

1/ Date of initial election as a director of the Company's then publicly-traded predecessor company, CERBERONICS. Elected as a CERBCO director in February 1988, under a Plan of Reorganization and Merger whereby CERBERONICS became a wholly-owned subsidiary of CERBCO.

2/   Elected as Secretary in June 1991 and as Treasurer in December 1997.

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

BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS

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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to Reporting Persons were complied with during the fiscal year.


(b)      Identification of Certain Significant Employees:

         Not applicable.

(c)      Family Relationships:

         Mr. Robert Erikson, Director and President, and Mr. George Erikson, Director, Chairman and General Counsel are brothers.

(d)      Involvement in Certain Legal Proceedings:

         Not applicable

Item 10.  Executive Compensation

         CERBCO is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, in Insituform East ("IEI"). CERBCO officers participate in the management of each of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and its subsidiaries for the fiscal years ended June 30, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE
                                                                                            Long-Term Compensation
                                                                                         ----------------------------
                                                         Annual Compensation                      Awards      Payouts
                                            -------------------------------------------  -------------------- -------
         Name                                                   Other         Total      Restricted
          and                                                   Annual        Annual       Stock    Options/    LTIP     All Other
       Principal                            Salary    Bonus  Compensation  Compensation   Awards      SARs    Payouts   Compensation
       Position          Year                 ($)      ($)      ($) 2/         ($)          ($)       (#)       ($)        ($) 3/
------------------------------------------------------------------------------------------------------------------------------------

Robert W. Erikson        2001   CERBCO      $11,934     $0       $0          $11,934         $0     5,000        $0            $0
Director & President 1/         IEI         225,271      0        0          225,271          0    15,000         0         1,463
                                CERBERONICS  94,266      0        0           94,266          0         0         0             0
                                             ------      -        -           ------          -         -         -             -
                                           $331,471     $0       $0         $331,471         $0    20,000        $0        $1,463
                                           ========     ==       ==         ========         ==    ======        ==        ======

                         2000   CERBCO      $11,819     $0       $0          $11,819         $0     5,000        $0            $0
                                IEI         223,106      0        0          223,106          0    15,000         0         1,140
                                CERBERONICS  93,359      0        0           93,359          0         0         0             0
                                             ------      -        -           ------          -         -         -             -
                                           $328,284     $0       $0         $328,284         $0    20,000        $0        $1,140
                                           ========     ==       ==         ========         ==    ======        ==        ======

                         1999   CERBCO      $11,475     $0       $0          $11,475         $0     5,000        $0            $0
                                IEI         216,607      0        0          216,607          0    15,000         0        13,076
                                CERBERONICS  90,640      0        0           90,640          0         0         0             0
                                             ------      -        -           ------          -         -         -             -
                                           $318,722     $0       $0         $318,722         $0    20,000        $0       $13,076
                                           ========     ==       ==         ========         ==    ======        ==       =======

George Wm. Erikson       2001   CERBCO      $11,934     $0       $0          $11,934         $0     5,000        $0            $0
Director, Chairman              IEI         225,271      0        0          225,271          0    15,000         0         1,463
 & General Counsel 1/           CERBERONICS  94,266      0        0           94,266          0         0         0             0
                                             ------      -        -           ------          -         -         -             -
                                           $331,471     $0       $0         $331,471         $0    20,000        $0        $1,463
                                           ========     ==       ==         ========         ==    ======        ==        ======

                         2000   CERBCO      $11,819     $0       $0          $11,819         $0     5,000        $0            $0
                                IEI         223,106      0        0          223,106          0    15,000         0         3,540
                                CERBERONICS  93,359      0        0           93,359          0         0         0             0
                                             ------      -        -           ------          -         -         -             -
                                           $328,284     $0       $0         $328,284         $0    20,000        $0        $3,540
                                           ========     ==       ==         ========         ==    ======        ==        ======

                         1999   CERBCO      $11,475     $0       $0          $11,475         $0     5,000        $0            $0
                                IEI         216,607      0        0          216,607          0    15,000         0        15,476
                                CERBERONICS  90,640      0        0           90,640          0         0         0             0
                                             ------     --       --           ------         --         -        --             -
                                           $318,722     $0       $0         $318,722         $0    20,000        $0       $15,476
                                           ========     ==       ==         ========         ==    ======        ==       =======

Robert F. Hartman        2001   CERBCO       $8,814     $0       $0           $8,814         $0     5,000        $0            $0
Vice President,                 IEI          95,883      0        0           95,883          0    15,000         0           783
 Secretary &                    CERBERONICS   3,120      0        0            3,120          0         0         0             0
 Treasurer                                    -----      -       --            -----         --         -        --             -
                                           $107,817     $0       $0         $107,817         $0    20,000        $0          $783
                                           ========     ==       ==         ========         ==    ======        ==          ====

                         2000   CERBCO       $8,729     $0       $0           $8,729         $0     5,000        $0            $0
                                IEI          94,962      0        0           94,962          0    15,000         0         1,004
                                CERBERONICS   3,089      0        0            3,089          0         0         0             0
                                              -----      -       --            -----         --         -        --             -
                                           $106,780     $0       $0         $106,780         $0    20,000        $0        $1,004
                                           ========     ==       ==         ========         ==    ======        ==        ======

                         1999   CERBCO       $8,475     $0       $0           $8,475         $0         0        $0            $0
                                IEI          92,195      0        0           92,195          0         0         0         7,626
                                CERBERONICS   3,000      0        0            3,000          0         0         0             0
                                              -----      -       --            -----         --         -        --             -
                                           $103,670     $0       $0         $103,670         $0         0        $0        $7,626
                                           ========     ==       ==         ========         ==         =        ==        ======

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

         The following table sets forth information concerning vested annual benefits as of June 30, 2001 for the executives listed in the Summary Compensation Table covered by the CERBCO SERP:

                      Years of Credited      Current Annual Covered      Vested          Vested Annual
Name                  Service Under Plan          Compensation          Percentage          Benefit
----                  ------------------          ------------          ----------          -------

Robert W. Erikson            9                    $292,915                 50%              $73,229
George Wm. Erikson           9                    $292,915                 60%              $87,874
Robert F. Hartman            9                    $105,449                 45%              $11,863

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

         The terms of the CERBCO 1997 Directors' Plan contemplated that each director of the Company be granted an option to purchase 5,000 shares of the Company's Common Stock each year for five years, for a total of 25,000 shares of Common Stock per director, beginning in fiscal year 1997. On December 8, 2000, options on a total of 20,000 shares of Common Stock were granted to directors of the Company (options on 5,000 shares to each of four directors) at a per share price of $3.625. No options available under the plan were exercised by directors of the Company during fiscal year 2001.

Insituform East, Incorporated Plans

Insituform East Employee Advantage Plan

         As executive officers of Insituform East, Messrs. Robert Erikson, George Erikson and Robert Hartman participate in the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"). The IEI Advantage Plan is a noncontributory profit sharing (retirement) plan in which all employees not covered by a collective bargaining agreement and employed with Insituform East for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Insituform East Board of Directors which determines, at its discretion, the amount of Insituform East's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of Insituform East, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of Insituform East's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation above FICA limits. Amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% of the contribution paid vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2001.

         The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. At its discretion, Insituform East's Board of Directors may authorize an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. No matching contribution was authorized for the fiscal year ended June 30, 2001. The following amounts forfeited by former participants were reallocated under the plan to Insituform East's officers:

Names and Capacities in Which                                     Contributions for    Vested Percent
Cash Contributions Were Made                                      Fiscal Year 2001 1/  as of 6/30/01
----------------------------                                      ----------------     --------------
George Wm. Erikson, Chairman                                            $1,463              100%
Robert W. Erikson, President                                            $1,463              100%
Robert F. Hartman, Vice President - Administration & Secretary          $  783              100%
Executive Officers of Insituform East as a Group,
  (6 persons, including those named above)                              $6,727              N/A

1/   Amounts  totaling  $29,465  were  forfeited  by  former   participants  who
     terminated employment with Insituform East during fiscal year 2001 and were reallocated to remaining plan participants.

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

         On December 8, 2000, options on a total of 105,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of seven directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $1.5625. No options available under this plan were exercised by directors of Insituform East during fiscal year 2001.

Insituform East 1994 Board of Directors' Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan (the "IEI 1994 Directors' Plan). The purpose of this plan is the same as the IEI 1999 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. Under the terms of this plan, up to 225,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East. As directors of Insituform East, Messrs. Robert Erikson and George Erikson participate in this plan. No options available under the plan were exercised by directors of Insituform East during fiscal year 2001.

Insituform East 1999 Employee Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the Insituform East, Incorporated 1999 Employee Stock Option Plan (the "IEI 1999 Employee Plan"). The purpose of the plan is to advance the growth and development of the Company by affording an opportunity to full-time employees of the Company to purchase shares of the Company's Common Stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. Any employee of the Company who is employed on a full-time basis is eligible for participation. Under the terms of the plan, up to 350,000 shares of Insituform East's Common Stock have been reserved for the employees of Insituform East. The plan is administered by the Incentive Stock Option Plan Committee consisting of Messrs. Thomas J. Schaefer and Webb C. Hayes, IV.

         On December 8, 2000, options on a total of 140,000 shares of Insituform East's Common Stock were granted to four executive officers of Insituform East (including Mr. Robert Hartman, but not including Messrs. Robert Erikson and George Erikson) at a per share price of $1.5625. These options will vest on December 8, 2002 and are exercisable any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan were exercised by executive officers of Insituform East during the fiscal year ended June 30, 2001.

OPTION/SAR GRANTS TABLE

         The following table sets forth information concerning options or Stock Appreciation Rights granted to each of the named executive officers during fiscal year 2001 under the CERBCO 1997 Directors' Plan, the IEI 1999 Directors' Plan and the IEI 1999 Employee Plan:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              Individual Grants
                         ------------------------------------------------------------
                              Option/        % of Total Options/SARs     Exercise or   Expiration
           Name                 SARs         Granted to Employees in         Base         Date
                            Granted (#)            Fiscal Year            ($/Share)
--------------------------- ------------- ------------------------------ ------------- -----------
Robert W. Erikson
  CERBCO 1997
     Directors' Plan            5,000                   25%                  $3.6250    12/08/05
  IEI 1999 Directors' Plan     15,000                   14%                  $1.5625    12/08/05

George Wm. Erikson
  CERBCO 1997
     Directors' Plan            5,000                   25%                  $3.6250    12/08/05
  IEI 1999 Directors' Plan     15,000                   14%                  $1.5625    12/08/05

Robert F. Hartman
  IEI 1999 Employee Plan       30,000                   21%                  $1.5625    12/08/05


AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

         No option or Stock Appreciation Right grants made under the CERBCO 1997 Directors' Plan, the IEI 1999 and 1994 Directors' Plans or the IEI 1999 Employee Plan to any of the named executive officers were exercised during fiscal year 2001. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 2001:

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                 --------------------------------------------------------------------------------
                                                                      Number of Unexercised    Value of Unexercised in the
                                                                    Options/SARs at FY-End(#) Money Options/SARs at FY-End($)
                                                                   ------------ ------------- -------------------------------
                                 Shares
Name                             Acquired on      Value  Realized  Exercisable  Unexercisable Exercisable Unexercisable
                                 Exercise (#)           ($)
-------------------------------- ---------------- ---------------- ------------ ------------- ----------- -------------

Robert W. Erikson
  CERBCO 1997
    Directors' Plan                     0               $0           20,000              0      $    0           $0
  IEI 1994 Directors' Plan              0               $0           45,000              0      $2,690           $0
  IEI 1999 Directors' Plan              0               $0           30,000              0      $    0           $0

George Wm. Erikson
  CERBCO 1997
    Directors' Plan                     0               $0           20,000              0      $    0           $0
  IEI 1994 Directors' Plan              0               $0           45,000              0      $2,690           $0
  IEI 1999 Directors' Plan              0               $0           30,000              0      $    0           $0

Robert F. Hartman
  IEI 1999 Employee Plan                0               $0                0         30,000      $    0           $0


LONG-TERM INCENTIVE PLAN AWARDS

         Neither the Company nor its subsidiaries have any long-term incentive plans.


EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         During fiscal year 2001, one of the Company's executive officers, Mr. Robert Hartman, entered into a severance agreement with Insituform East whereby, in the event of a change in control of Insituform East and the subsequent termination of the executive's employment by Insituform East, the executive will receive payment of one year's base salary and annual bonus, if any. The agreements also provide that, in the event the executive voluntarily resigns, the executive will not, without consent of Insituform East, enter into employment or other association with any other pipeline rehabilitation business in the United States. No other arrangements between the Company and any named executive officer, or payment to an executive office, resulted or will result from the resignation, retirement or other termination of employment with the Company, in an amount that exceeded $100,000 during fiscal year 2001.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following table reflects, as of June 30, 2001, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:

Name & Address of                                                  Amount and Nature of
Beneficial Owner                      Title of Class               Beneficial Ownership           Percent of Class
----------------                      --------------               --------------------           ----------------

Robert W. Erikson                     Common Stock                       60,700  1/                       5.1%
3421 Pennsy Drive                     Class B Common Stock              131,750  1/                      44.9%
Landover, MD 20785

George Wm. Erikson                    Common Stock                       59,602  2/                       5.0%
3421 Pennsy Drive                     Class B Common Stock              115,814  2/                      39.5%
Landover, MD 20785

Schaenen Capital Management, LLC      Common Stock                      129,100  3/                      10.9%
200 Park Avenue, Suite 3900
New York, NY 10166

1/   Record and beneficial ownership, sole voting and sole investment power.

2/ Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power.

3/ Beneficial ownership, sole voting and sole investment power as publicly disclosed in Form 4 filed on February 14, 2001 with the Securities and Exchange Commission.

(b)  Security Ownership of Management

         The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of June 30, 2001, and with respect to all directors and officers of CERBCO as a group:

                                                        Amount & Nature of Beneficial Ownership
Name of Beneficial Owner      Title of Class           Owned Outright        Exercisable Options  Percent of Class
------------------------      --------------           --------------        -------------------  ----------------
Robert W. Erikson               Common Stock                  60,700    1/            20,000                6.4%
                                Class B Common Stock         131,750    1/                 0               44.9%

George Wm. Erikson              Common Stock                  59,602    2/            20,000                6.3%
                                Class B Common Stock         115,814    2/                 0               39.5%

Webb C. Hayes, IV               Common Stock                   4,500                  20,000                1.9%

Paul C. Kincheloe, Jr.          Common Stock                   7,500                  20,000                2.2%

All  Directors and Officers as  Common Stock                 132,302                  80,000               16.7%
   a Group (5 persons           Class B Common Stock         247,564                       0               84.4%
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

(c)      Changes in Control

         There were no changes in control of the Company during the year ended June 30, 2001.

Item 12.  Certain Relationships and Related Transactions

         Not applicable.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number *                                                         Pages
         --------

          3.1  CERBCO, Inc. Certificate of Incorporation

          3.2  CERBCO, Inc. By-Laws

          10.1 Insituform Process Sub-License Agreement - Maryland, Virginia, D.C. Territory

          10.2 Insituform Process Sub-License Agreement - Delaware, Eastern Pennsylvania Territory

          10.3 Insituform Process Sub-License Agreement - Western Pennsylvania Territory

          10.4 Insituform   Process   Sub-License   Agreement  -  Northern  Ohio
               Territory

          10.5 Insituform   Process   Sub-License   Agreement  -  Southern  Ohio
               Territory

          10.6 Insituform   Process   Sub-License   Agreement  -  West  Virginia
               Territory

          10.7 Insituform Tube Supply Agreement

          10.8 SAW Agreement

          10.9 Supplemental Retirement Agreement

               Exhibits 3.1,  3.2 and 10.1  through  10.9  are  incorporated  by reference to Exhibits to CERBCO, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 25, 2000.

          10.10 1997 Board of Directors Stock Option Plan (Incorporated by reference to CERBCO, Inc. Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders on December 19, 1997)

          10.11 Insituform East, Inc. Incentive Stock Option Agreement     44-47

          10.12 Insituform East, Inc. Severance Agreement                  48-57

          99 CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 2001; Balance Sheet Information and Consolidating Elimination Entries as of June 30,
               2001, and Related Independent Auditors' Report.             58-61

* The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-B.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on October 4, 2001.


                                 /s/ ROBERT W. ERIKSON
                                 ------------------------
                                 Robert W. Erikson
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title              Capacity                           Date


/s/  ROBERT W. ERIKSON
---------------------------
Robert W. Erikson              Director,                        October 4, 2001
President                      Principal Executive Officer



/s/  GEORGE Wm. ERIKSON
---------------------------
George Wm. Erikson              Director,                       October 4, 2001
Chairman & General Counsel      Principal Executive Officer



/s/  ROBERT F. HARTMAN
---------------------------
Robert F. Hartman               Principal Financial Officer,
Vice President, Secretary       Principal Accounting Officer    October 4, 2001
  & Treasurer



/s/  WEBB C. HAYES, IV
---------------------------
Webb C. Hayes, IV               Director                        October 4, 2001



/s/  PAUL C. KINCHELOE, JR.
---------------------------
Paul C. Kincheloe, Jr.         Director                         October 4, 2001