Form 10QSB
period 2001-09-30
CERBCO INC
filed 2001-11-14
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[   X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended:                          September 30, 2001
                                       OR



[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from                     to
                                 ----------------       ---------------------

Commission file number:                                       0-16749

                                  CERBCO, Inc.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     54-1448835
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

3421 Pennsy Drive, Landover, Maryland                      20785-1608
(Address of principal executive offices)                   (Zip Code)


            Issuer's telephone and fax numbers, including area code:
                               301-773-1784 (tel)
                               301-322-3041 (fax)
           301-773-4560 (24-hour public information FaxVault System)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
                                                                        ---  ---


As of November 8, 2001, the following number of shares of each of the issuer's classes of common stock were outstanding:

                         Common Stock          1,189,538
                         Class B Common Stock    293,418
                                            ------------
                         Total                 1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1. Financial Statements................................................  3

        Condensed Consolidated Statements of Operations for the Three
        Months Ended September 30, 2001 and September 30, 2000 (unaudited)..  3

        Condensed Consolidated Balance Sheets as of September 30, 2001
        and June 30, 2001 (unaudited).......................................  4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2001 and September 30, 2000 (unaudited)..  5

        Notes to Condensed Consolidated Financial Statements (unaudited)....  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  9

PART II - OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings..................................................  11

Item 2. Changes in Securities and Use of Proceeds..........................  11

Item 3. Defaults upon Senior Securities....................................  11

Item 4. Submission of Matters to a Vote of Security Holders................  11

Item 5. Other Information..................................................  11

Item 6. Exhibits and Reports on Form 8-K...................................  12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
------------------------------

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                              For the three months ended Sept. 30
                                                                              -----------------------------------
                                                                                     2001                 2000
                                                                                     ----                 ----

Sales                                                                             $4,864,856           $6,332,089
                                                                                ---------------      ---------------
Costs and Expenses:
  Cost of sales                                                                    5,000,475            5,162,982
  Selling, general and administrative expenses                                     1,145,000            1,136,296
                                                                                ---------------      ---------------
    Total Costs and Expenses                                                       6,145,475            6,299,278
                                                                                ---------------      ---------------
Operating (Loss) Profit                                                           (1,280,619)              32,811
Investment Income                                                                    169,635              246,663
Interest Expense                                                                      (2,061)              (4,077)
Other Expense - net                                                                 (330,387)              (8,574)
                                                                                ---------------      ---------------
(Loss) Earnings Before Non-Owned Interests and Incomes Taxes                      (1,443,432)             266,823
Provision for Income Taxes                                                            20,000               46,000
                                                                                ---------------      ---------------
(Loss) Earnings Before Non-Owned Interests in Insituform East, Inc.               (1,463,432)             220,823
Non-Owned Interests in Loss (Earnings) of Insituform East, Inc.                      689,271             (125,183)
                                                                                ---------------      ---------------
                    NET (LOSS) EARNINGS                                          $  (774,161)        $     95,640
                                                                                ===============      ===============

Net (Loss) Earnings per Share of Common Stock:
  Basic (Loss) Earnings per Share                                                $     (0.52)        $        0.06
                                                                                ===============      ===============
  Diluted (Loss) Earnings per Share                                              $     (0.52)        $        0.06
                                                                                ===============      ===============
See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                                             As of
                                                                                           ----------------- --- ----------------
                                                                                            Sept. 30, 2001         June 30, 2001
                                                                                           -----------------     ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                $  2,409,288          $  1,735,972
   Marketable securities                                                                       8,027,497             7,995,843
   Accounts receivable                                                                         5,649,720             6,983,481
   Inventories                                                                                 1,202,229             1,102,521
   Prepaid and refundable taxes                                                                  130,418                80,418
   Prepaid expenses and other                                                                    270,513               289,217
                                                                                           -----------------     ----------------
     Total Current Assets                                                                     17,689,665            18,187,452
                                                                                           -----------------     ----------------

Property, Plant and Equipment - at cost less accumulated depreciation of
$17,187,724 at September 30, 2001 and $16,922,043 at June 30, 2001                             8,163,198             8,516,639
                                                                                           -----------------     ----------------

Other Assets:
   Excess of acquisition cost over value of net assets acquired less accumulated amortization of $1,405,151 at September 30, 2001 and $1,388,825 at June 30,
     2001                                                                                      1,534,638             1,550,964
   Cash surrender value of SERP life insurance                                                 1,701,628             2,000,107
   Marketable securities                                                                       3,015,709             3,582,029
   Deferred income taxes - net of valuation allowance of $2,301,000 at September
     30, 2001 and $1,858,000 at June 30, 2001                                                          0                     0
   Deposits and other                                                                             51,453                53,156
                                                                                           -----------------     ----------------

     Total Other Assets                                                                        6,303,428             7,186,256
                                                                                           -----------------     ----------------
         Total Assets                                                                        $32,156,291           $33,890,347
                                                                                           =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                  $  2,659,145          $  2,991,939
  Income taxes payable                                                                            80,000                10,000
  Current portion of capital lease obligations                                                    29,183                32,448
                                                                                           -----------------     ----------------
     Total Current Liabilities                                                                 2,768,328             3,034,387
                                                                                           -----------------     ----------------

Long-Term Liabilities:
  Accrued SERP liability                                                                       1,532,851             1,532,851
  Capital lease obligations (less current portion shown above)                                     5,582                10,147
                                                                                           -----------------     ----------------
     Total Long-term Liabilities                                                               1,538,433             1,542,998
                                                                                           -----------------     ----------------
         Total Liabilities                                                                     4,306,761             4,577,385
                                                                                           -----------------     ----------------
Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                               4,885,629             5,574,900
                                                                                           -----------------     ----------------

Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding: 1,189,538 shares (at September 30, 2001)                            118,953
     Issued and outstanding:  1,189,476 shares (at June 30, 2001)                                                      118,947
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 293,418 shares (at September 30, 2001)                               29,342
     Issued and outstanding: 293,480 shares (at June 30, 2001)                                                          29,348
  Additional paid-in capital                                                                   7,527,278             7,527,278
  Retained earnings                                                                           15,288,328            16,062,489
                                                                                           -----------------     ----------------
     Total Stockholders' Equity                                                               22,963,901            23,738,062
                                                                                           -----------------     ----------------
         Total Liabilities and Stockholders' Equity                                          $32,156,291           $33,890,347
                                                                                           =================     ================
See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          For the three months ended Sept. 30
                                                                         ----------------- --- ----------------
                                                                               2001                 2000
                                                                         -----------------     ----------------

Cash Flows from Operating Activities:
  Net (loss) earnings                                                      $  (774,161)          $    95,640
  Adjustments to reconcile net (loss) earnings
    to net cash provided by (used in) operations:
    Depreciation and amortization                                              406,776               531,644
    Amounts attributable to non-owned interests                               (689,271)              125,183
    Gain on sale of equipment                                                   (5,420)              (32,947)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                             1,333,761              (622,762)
      (Increase) decrease in inventories                                       (99,708)              164,370
      Decrease (increase) in prepaid expenses                                   18,704              (109,086)
      Decrease in accounts payable and accrued expenses                       (184,498)             (196,751)
      Increase (decrease) in income taxes payable                               20,000              (164,000)
                                                                         -----------------     ----------------
  Net Cash Provided by (Used in) Operating Activities                           26,183              (208,709)
                                                                         -----------------     ----------------

Cash Flows from Investing Activities:
  Capital expenditures                                                         (35,306)             (131,543)
  Sale of equipment                                                              5,420                32,947
  Redemption of marketable securities - net                                    534,666             1,156,336
  Increase in investment in Insituform East                                          0                (2,930)
  Decrease (increase) in cash surrender value of SERP life insurance           298,479               (22,275)
  Increase in accrued SERP liability                                                 0                66,748
                                                                         -----------------     ----------------
  Net Cash Provided by Investing Activities                                    803,259             1,099,283
                                                                         -----------------     ----------------

Cash Flows from Financing Activities:
  Principal payments under capital lease obligations                            (7,830)               (7,031)
  Dividends paid                                                              (148,296)             (148,296)
                                                                         -----------------     ----------------
  Net Cash Used in Financing Activities                                       (156,126)             (155,327)
                                                                         -----------------     ----------------

Net Increase in Cash and Cash Equivalents                                      673,316               735,247
Cash and Cash Equivalents at Beginning of Period                             1,735,972             2,344,077
                                                                         -----------------     ----------------
Cash and Cash Equivalents at End of Period                                $  2,409,288           $ 3,079,324
                                                                         =================     ================

Supplemental disclosure of cash flow information:
  Interest paid                                                           $      2,061           $     3,437
                                                                         =================     ================
  Income taxes paid                                                       $          0           $   210,000
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

     The Condensed Consolidated Balance Sheet as of September 30, 2001, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2001 (unaudited) has been derived from the Company's June 30, 2001 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-KSB for the fiscal year ended June 30, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.   Earnings Per Share

     Basic earnings per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share data are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months ended September 30, 2001 and 2000 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings per share computations:

                                                           For the three months ended Sept. 30
                                                   ------------------------------------------------ --
                                                             2001                        2000
                                                   -------------------------      --------------------
                  Basic                                   1,482,956                    1,482,956
                                                   =========================      ====================
                  Diluted                                 1,482,956                    1,482,956
                                                   =========================      ====================

3.   Marketable Securities

     Marketable securities consist of:
                                                          Sept. 30, 2001                        June 30, 2001
                                             ------------------------------------     ---------------------------------
                                                Amortized              Fair             Amortized            Fair
                                                  Cost                Value               Cost               Value
                                             ----------------    ----------------     --------------     --------------
     Current:
            U.S. Government and agencies       $ 4,717,960         $ 4,772,223         $ 6,495,213        $ 6,546,031
            Corporate                            3,309,537           3,339,203           1,500,630          1,504,102
                                             ----------------    ----------------     --------------     --------------
                                                 8,027,497           8,111,426           7,995,843          8,050,133
                                             ----------------    ----------------     --------------     --------------
     Non-current:
            U.S. Government and agencies         3,015,709           3,056,327           2,270,179          2,277,260
            Corporate                                    0                   0           1,311,850          1,323,338
                                             ----------------    ----------------     --------------     --------------
                                                 3,015,709           3,056,327           3,582,029          3,600,598
                                             ----------------    ----------------     --------------     --------------

                Total marketable securities    $11,043,206         $11,167,753         $11,577,872        $11,650,731
                                             ================    ================     ==============     ==============




4.   Accounts Receivable

     Accounts receivable consist of:

                                                       Sept. 30, 2001          June 30, 2001
                                                      -----------------      -----------------
     Due from customers                                  $5,450,699             $6,689,864
     Miscellaneous                                          199,021                293,617
                                                      -----------------      -----------------
                                                          5,649,720              6,983,481
     Less: Allowance for doubtful accounts                        0                      0
                                                      -----------------      -----------------
                                                         $5,649,720             $6,983,481
                                                      =================      =================

5.   Equity in Insituform East

     At September 30, 2001, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended September 30, 2001. If all the options outstanding at September 30, 2001 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 34.9% and 57.8%, respectively.

     From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended September 30, 2001.

6.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of:

                                                       Sept. 30, 2001          June 30, 2001
                                                      ------------------     -----------------

     Accounts payable                                    $1,492,140            $1,685,392
     Accrued compensation and other expenses              1,167,005             1,158,251
     Dividends payable                                            0               148,296
                                                      ------------------     -----------------
                                                         $2,659,145            $2,991,939
                                                      ==================     =================

7.   Contingencies

Dispute with ITI - United States District Court for the Middle District of Tennessee

     As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against Insituform East and its subsidiary Midsouth Partners. In its amended Complaint, which was filed on June 13, 2000, ITI contends that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI contends that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act and the Tennessee Model Trademark Act. In August 2001, ITI filed a Supplemental Amended Complaint alleging that Midsouth Partners is insolvent and that this is further breach of the Settlement Agreement. ITI seeks to terminate the Settlement Agreement and with it Midsouth Partners' rights to continue to exploit within its former exclusive territory the technology available to it under its former Insituform license, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement, and (iv) the Settlement Agreement is or can be terminated. ITI seeks a declaration that the right of Insituform East and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect. In addition, ITI seeks unspecified damages under a "holdover license" theory.

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

     Trial is currently scheduled for February 19, 2002, and discovery is completed. Insituform East denies that ITI is entitled to the relief it seeks. In addition, Insituform East has counterclaimed, seeking declarations that (I) Midsouth Partners is not in breach of the Settlement Agreement, (ii) its licenses require only the payment of a royalty for its installation of the Insituform Process outside of its exclusive territories and not, as ITI contends, the payment of an additional cross-over royalty; and (iii) ITI remains obligated to Insituform East under the SAW Agreement. The Court, over ITI's objection, has also permitted Insituform East and Midsouth Partners to assert the defense of patent misuse. The position of Insituform East and Midsouth Partners is that ITI cannot enforce the Company's licenses, which fail to provide for the diminution of royalties upon the expiration of the primary patents for the Insituform Process or to distinguish between the royalties attributable to such patents and those attributable to trademark rights, trade secrets or other patents, to recover royalties for Midsouth Partners' utilization of CIPP technologies available in the public domain. Insituform East seeks unspecified damages from ITI in its counterclaims.

     The parties have filed cross-motions for summary judgment. IT seeks summary judgment on Insituform East's patent misuse defense. ITI also seeks summary judgment on its claim that Midsouth Partners is insolvent and that this constitutes a breach of the Settlement Agreement. Insituform East, Midsouth Partners, Insitu, Inc., and Midsouth LLC seek summary judgment on ITI's claim for damages under the Settlement Agreement, the Lanham Act, and the Tennessee Model Trademark Act, as well as declaratory judgments that Insituform East is entitled to install the Insituform process outside of its exclusive territories and to do so without paying ITI a cross-over royalty and that Midsouth partners is free to offer competing brands of CIPP rehabilitation and to do so without paying ITI any royalties. The ultimate outcome of this suit cannot be ascertained at this time.

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

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

Overview and Outlook

     The Company reported a consolidated net loss of -$774,161 (-$0.52 per share) on sales of $4.9 million for the first quarter of fiscal year 2002. For the first quarter of the previous fiscal year, the Company recognized consolidated net earnings of $95,640 ($0.06 per share) on sales of $6.3 million.

     The Company attributed its unfavorable results for the fiscal quarter ended September 30, 2001 to the unfavorable results of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only operating segment, and to significant decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan following the events of September 11, 2001. Insituform East recognized a consolidated net loss of -$1,134,998 on sales of $4.9 million, which contributed a loss of -$445,727 to CERBCO in the first quarter of the current year. In the first quarter of the previous fiscal year, Insituform East recognized consolidated net earnings of $206,134 on sales of $6.3 million, contributing earnings of $80,951 to CERBCO. Insituform East attributed its unfavorable first quarter fiscal year 2002 results primarily to continuing losses experienced in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary and, to a lesser extent, to a reduced volume of immediately workable backlog in its licensed Insituform(R) process territory.

     With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company anticipates improved operating results for the second quarter of fiscal year 2002, based on an improved volume of immediately workable backlog in Insituform East's licensed Insituform(R) process territory and cost reduction efforts undertaken primarily in connection with operations conducted by Midsouth Partners in the southeast region of the United States. Income from the Company's non-operating activities presently is anticipated to continue to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items or circumstance, the Company's forward-looking results typically are anticipated to substantially parallel CERBCO's approximate 39% participation in the forward results of Insituform East.

     Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $13.7 million at September 30, 2001 as compared to $31.5 million at September 30, 2000. The twelve-month backlog at September 30, 2001 was approximately $11.2 million as compared to $19.8 million at September 30, 2000. The total backlog value of all uncompleted and multi-year contracts at September 30, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards, including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

     As previously reported, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar year 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners, including Insituform East's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation, including ITI's most recent December 1999 litigation, cannot be predetermined, pending resolution Insituform East and Midsouth Partners intend to continue to exercise their respective rights under license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for February 19, 2002.

Results of Operations

     Three Months Ended 9/30/01 Compared with Three Months Ended 9/30/00

     Consolidated sales decreased $1.5 million (23%) from $6.3 million for the quarter ended September 30, 2000 to $4.9 million for the quarter ended September 30, 2001, due primarily to reduced comparable period sales in the southeast region of the United States and a reduced volume of immediately workable backlog in Insituform East's licensed Insituform(R) process territory.

     Consolidated operating results decreased from an operating profit of $32,811 for the quarter ended September 30, 2000 to an operating loss of -$1,280,619 for the quarter ended September 30, 2001. Consolidated cost of sales decreased 3% in the first quarter of fiscal year 2002 as compared to the first quarter of fiscal year 2001. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 18% for the first quarter of fiscal year 2001 to a gross profit (loss) of (3%) for the first quarter of fiscal year 2002. This decrease is due primarily to reduced margins experienced in the southeast region of the United States and the absorption of semi-fixed costs over reduced sales levels during the first quarter of the current year. Insituform East's selling, general and administrative expenses remained approximately the same for the two comparable quarters. The parent company's unallocated general corporate expenses increased 5% in the first quarter of fiscal year 2002, primarily due to an increase in consulting fees.

     Investment income decreased 31% in the first quarter of fiscal year 2002, primarily as a result of a decline in interest rates. Other expense (net) increased $321,813, primarily as a result of significant decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan following the events of September 11, 2001.

Financial Condition

     During the quarter ended September 30, 2001, the Company's operating activities provided approximately $26,000 in cash. This result is due to the Company's net loss being more than offset by the net effect of (i) several items that did not affect the Company's cash, including $0.4 million in depreciation and amortization expenses and $0.7 million in the consolidated net loss in Insituform East attributable to non-owned interests, and (ii) changes in items that did affect the Company's cash, including a $1.3 million decrease in accounts receivable, due primarily to improved customer collections during the period.

     The Company's investing activities provided $0.8 million in cash during the quarter ended September 30, 2001, primarily due to the timing between purchases and redemptions of its investments in marketable debt securities. The Company used cash of $0.2 million in its financing activities, primarily due to the payment of dividends by the parent company, CERBCO.

     The  Company's   liquidity   remained   strong  with  working   capital  of
approximately $14.9 million and a current ratio of 6.4 to 1 at September 30, 2001. The parent company, CERBCO, has cash and temporary investments in excess of $13.4 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------
     See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 7. Contingencies" for details concerning a previously disclosed lawsuit filed in the U.S. District Court for the Middle District of Tennessee against Insituform East and Midsouth Partners.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
         Not applicable.

Item 3.  Defaults upon Senior Securities
----------------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

Item 5.  Other Information
--------------------------
     Following the national tragedy of September 11, 2001, and during the month of October, 2001, three of seven directors independently resigned from the board of directors of the Company's subsidiary, Insituform East, Incorporated ("Insituform East") variously citing reevaluated focus of personal time as needed to be dedicated to their families or primary business. Insituform East directors Trent H. Ralston, William C. Willis, Jr., and Thomas J. Schaefer independently resigned effective October 9, 10 and 24, respectively. None of the three departing directors advised Insituform East of their resignation because of a disagreement with Insituform East on any matter relating to Insituform East's operations, policies or practices as would require Insituform East disclosure of such resignation under Form 8-K of the Securities and Exchange Commission. However, registrant believes the disclosure of the resignation of subsidiary Insituform East's directors may be an appropriate item of "Other Information" under its Quarterly Report. Vacancies presently existing on the Insituform East board of directors as a result of these resignations will be addressed by Insituform East in regular course under applicable provisions of the Delaware Corporate Code, Insituform East's Certificate of Incorporation and Insituform East's By-Laws.

     In order to address the current vacancies on the board of directors, Insituform East has determined to delay its annual meeting of stockholders, typically held in the second quarter of each fiscal year, to the third quarter, at a specific date, time and location to be further determined by the Insituform East board and adequately noticed to Insituform East stockholders when set. For logistic and economic reasons, the CERBCO has held and desires to continue to hold its annual meeting of stockholders on the same date as the Insituform East annual meeting of stockholders, usually preceding the Insituform East meeting. Accordingly, CERBCO also has determined to delay its annual meeting of stockholders, typically held in the second quarter of each fiscal year, to the third quarter, at a specific date, time and location to be further determined by the CERBCO board and adequately noticed to CERBCO stockholders when set.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

    99-CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months ended September 30, 2001; Balance Sheet Information; and Consolidating Elimination Entries as of September 30, 2001.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended September
    30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001

                  CERBCO, Inc.
                  -------------------------------------------------------------
                  (Registrant)



                  /s/ ROBERT W. ERIKSON
                  -------------------------------------------------------------
                  Robert W. Erikson
                  President



                  /s/ ROBERT F. HARTMAN
                  -------------------------------------------------------------
                  Robert F. Hartman
                  Vice President, Secretary & Treasurer
                  (Principal Financial and Accounting Officer)