Form 10QSB
period 2002-02-12
CERBCO INC
filed 2002-02-12
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[   X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended:                            December 31, 2001
                                       OR



[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from                     to
                               -----------------         -------------------

Commission file number:                                              0-16749

                                  CERBCO, Inc.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                               54-1448835
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  3421 Pennsy Drive, Landover, Maryland                        20785-1608
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


As of February 1, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:

                          Common Stock              1,189,538
                          Class B CommonStock         293,418
                                                 ------------
                          Total                     1,482,956

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements..............................................  3

          Condensed Consolidated Statements of Operations for the Three
          Months and the Six Months Ended December 31, 2001 and
          December 31, 2000 (unaudited).....................................  3

          Condensed Consolidated Balance Sheets as of December 31, 2001
          and June 30, 2001 (unaudited).....................................  4

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended December 31, 2001 and December 31, 2000 (unaudited)..  5

          Notes to Condensed Consolidated Financial Statements (unaudited)..  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 12

Item 2.   Changes in Securities and Use of Proceeds......................... 12

Item 3.   Defaults upon Senior Securities................................... 12

Item 4.   Submission of Matters to a Vote of Security Holders............... 12

Item 5.   Other Information................................................. 12

Item 6.   Exhibits and Reports on Form 8-K.................................. 12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         For the three months                  For the six months
                                                         --------------------                  ------------------
                                                            ended Dec. 31                        ended Dec. 31
                                                            -------------                        -------------
                                                       2001               2000              2001               2000
                                                   --------------    ---------------    --------------     --------------

Sales                                              $  5,185,027          $5,805,494     $10,049,883          $12,137,583
                                                   --------------    ---------------    --------------     --------------

Costs and Expenses:
  Cost of sales                                        4,320,394          5,190,917         9,320,869         10,353,899
  Selling, general and administrative expenses           855,827          1,184,724         2,000,827          2,321,020
                                                   --------------    ---------------    --------------     --------------
    Total Costs and Expenses                           5,176,221          6,375,641        11,321,696         12,674,919
                                                   --------------    ---------------    --------------     --------------

Operating Profit (Loss)                                    8,806          (570,147)       (1,271,813)          (537,336)
Investment Income                                        128,152            254,249           297,787            500,912
Interest Expense                                         (1,481)            (4,471)           (3,542)            (8,548)
Other Income (Expense) - net                             245,385          (378,983)          (85,002)          (387,557)
                                                   --------------    ---------------    --------------     --------------
Profit (Loss) Before Non-Owned Interests in              380,862          (699,352)       (1,062,570)          (432,529)
  Insituform East, Inc. and Income Taxes
Provision (Credit) for Income Taxes                       10,000             39,000            30,000             85,000
                                                   --------------    ---------------    --------------     --------------
Profit (Loss) Before Non-Owned Interests in              370,862          (738,352)       (1,092,570)          (517,529)
  Insituform East, Inc.
Non-Owned Interests in (Earnings) Loss of
  Insituform East, Inc.                                 (56,604)            241,934           632,667            116,751
                                                   --------------    ---------------    --------------     --------------
                              NET EARNINGS (LOSS)      $ 314,258         $(496,418)        $(459,903)         $(400,778)
                                                   ==============    ===============    ==============     ==============

Net Earnings (Loss) per Share of Common Stock:
    Basic Earnings (Loss) per Share                     $   0.21         $   (0.33)        $   (0.31)         $   (0.27)
                                                   ==============    ===============    ==============     ==============
    Diluted Earnings (Loss) per Share                   $   0.21         $   (0.33)        $   (0.31)         $   (0.27)
                                                   ==============    ===============    ==============     ==============










See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                             As of
                                                                                           ----------------- --- ----------------
                                                                                            Dec. 31, 2001          June 30, 2001
                                                                                           -----------------     ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                $   3,152,710         $  1,735,972
   Marketable securities                                                                       8,304,337             7,995,843
   Accounts receivable                                                                         5,355,214             6,983,481
   Inventories                                                                                 1,175,909             1,102,521
   Prepaid and refundable taxes                                                                  130,418                80,418
   Prepaid expenses and other                                                                    203,523               289,217
                                                                                           -----------------     ----------------
     Total Current Assets                                                                     18,322,111            18,187,452
                                                                                           -----------------     ----------------

Property, Plant and Equipment - at cost less accumulated depreciation of $17,541,010 at
   December 31, 2001 and $16,922,043 at June 30, 2001                                          7,830,682             8,516,639
                                                                                           -----------------     ----------------

Other Assets:
   Excess of acquisition cost over value of net assets acquired less accumulated
     amortization of $1,421,477 at December 31, 2001 and $1,388,825 at June 30, 2001           1,518,312             1,550,964
   Cash surrender value of SERP life insurance                                                 2,179,215             2,000,107
   Marketable securities                                                                       2,003,168             3,582,029
   Deferred income taxes - net of valuation allowance of $2,264,000 at December 31, 2001
     and $1,858,000 at June 30, 2001                                                                   0                     0
   Deposits and other                                                                             49,706                53,156
                                                                                           -----------------
                                                                                                                 ----------------
     Total Other Assets                                                                        5,750,401             7,186,256
                                                                                           -----------------     ----------------
         Total Assets                                                                       $ 31,903,194          $ 33,890,347
                                                                                           =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                 $   2,035,045          $  2,991,939
  Income taxes payable                                                                            90,000                10,000
  Current portion of capital lease obligations                                                    22,504                32,448
                                                                                                                 ----------------
                                                                                           -----------------
     Total Current Liabilities                                                                 2,147,549             3,034,387
                                                                                           -----------------     ----------------

Long-Term Liabilities:
  Accrued SERP liability                                                                       1,532,851             1,532,851
  Capital lease obligations (less current portion shown above)                                     2,402                10,147
                                                                                                                 ----------------
                                                                                           -----------------
     Total Long-term Liabilities                                                               1,535,253             1,542,998
                                                                                                                 ----------------
                                                                                           -----------------
         Total Liabilities                                                                     3,682,802             4,577,385
                                                                                           -----------------     ----------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                               4,942,233             5,574,900
                                                                                           -----------------     ----------------

Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding: 1,189,538 shares (at December 31, 2001)                             118,953
     Issued and outstanding:  1,189,476 shares (at June 30, 2001)                                                      118,947
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 293,418 shares (at December 31, 2001)                                29,342
     Issued and outstanding: 293,480 shares (at June 30, 2001)                                                          29,348
  Additional paid-in capital                                                                   7,527,278             7,527,278
  Retained earnings                                                                           15,602,586            16,062,489
                                                                                           -----------------     ----------------
     Total Stockholders' Equity                                                               23,278,159            23,738,062
                                                                                           -----------------     ----------------
         Total Liabilities and Stockholders' Equity                                         $ 31,903,194          $ 33,890,347
                                                                                           =================     ================
See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  For the six months ended Dec. 31
                                                                               ---------------------------------------
                                                                                     2001                  2000
                                                                               -----------------     -----------------

Cash Flows from Operating Activities:
  Net loss                                                                           $(459,903)            $(400,778)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operations:
     Depreciation and amortization                                                      793,874             1,011,023
     Amounts attributable to non-owned interests                                      (632,667)             (116,751)
     Gain on sale of equipment                                                          (3,361)              (53,137)
     Increase in accrued SERP liability                                                       0               133,497
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                     1,628,267           (1,096,477)
       (Increase) decrease in inventories                                              (73,388)               159,131
       Decrease (increase) in prepaid expenses and other current assets                  85,694               (9,194)
       Decrease in accounts payable and accrued expenses                              (808,598)             (380,366)
       Increase (decrease) in income taxes payable                                       30,000             (195,000)
                                                                               -----------------     -----------------
Net Cash Provided by (Used in) Operating Activities                                     559,918             (948,052)
                                                                               -----------------     -----------------

Cash Flows from Investing Activities:
  Capital expenditures                                                                 (74,760)             (226,939)
  Sale of equipment                                                                       6,306                68,762
  Redemption (purchase) of marketable securities - net                                1,270,367             (167,992)
  Increase in investment in Insituform East                                                   0               (2,930)
  (Increase) decrease in cash surrender value of life insurance                       (179,108)               217,007
                                                                               -----------------     -----------------
Net Cash Provided by (Used in) Investing Activities                                   1,022,805             (112,092)
                                                                               -----------------     -----------------

Cash Flows from Financing Activities:
  Principal payments under capital lease obligations                                   (17,689)              (14,983)
  Dividends paid                                                                      (148,296)             (148,296)
                                                                               -----------------     -----------------
Net Cash Used in Financing Activities                                                 (165,985)             (163,279)
                                                                               -----------------     -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  1,416,738           (1,223,423)
Cash and Cash Equivalents at Beginning of Period                                      1,735,972             2,344,077
                                                                               -----------------     -----------------
Cash and Cash Equivalents at End of Period                                           $3,152,710            $1,120,654
                                                                               =================     =================

Supplemental disclosure of cash flow information:
  Interest paid                                                                      $    3,542            $    7,947
  Income taxes paid                                                                  $        0            $  280,000




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

     The Condensed Consolidated Balance Sheet as of December 31, 2001, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2001 and 2000, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 2001 (unaudited) has been derived from the Company's June 30, 2001 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-KSB for the fiscal year ended June 30, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.   Earnings Per Share

     Basic earnings per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share data are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months and six months ended December 31, 2001 and 2000 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the earnings per share computations:

                                                        For the three months and six months ended Dec. 31
                                                   --------------------------------------------------------- ----
                                                              2001                               2000
                                                   ---------------------------         --------------------------
                  Basic                                    1,482,956                           1,482,956
                                                   ===========================         ==========================
                  Diluted                                  1,482,956                           1,482,956
                                                   ===========================         ==========================

3.       Marketable Securities

         Marketable securities consist of:

                                                          Dec. 31, 2001                         June 30, 2001
                                             ------------------------------ ------    -- ----------------------- --- --
                                                Amortized              Fair             Amortized            Fair
                                                  Cost                Value               Cost               Value
                                             ----------------    -----------------    --------------     --------------
        Current:
            U.S. Government and agencies       $ 5,047,745         $ 5,081,281         $ 6,495,213        $ 6,546,031
            Corporate                            3,256,592           3,281,976           1,500,630          1,504,102
                                             ----------------    -----------------    --------------     --------------
                                                 8,304,337           8,363,257           7,995,843          8,050,133
                                             ----------------    -----------------    --------------     --------------
        Non-current:
            U.S. Government and agencies         2,003,168           2,018,829           2,270,179          2,277,260
            Corporate                                    0                   0           1,311,850          1,323,338
                                             ----------------    -----------------    --------------     --------------
                                                 2,003,168           2,018,829           3,582,029          3,600,598
                                                                 -----------------                       --------------
                                             ----------------                         --------------
                Total marketable securities    $10,307,505         $10,382,086         $11,577,872        $11,650,731
                                             ================    =================    ==============     ==============




4.       Accounts Receivable

         Accounts receivable consist of:

                                                      Dec. 31, 2001          June 30, 2001
                                                      -------------          -------------
        Due from customers                               $5,194,895             $6,689,864
        Miscellaneous                                       160,319                293,617
                                                      -----------------      -----------------
                                                          5,355,214              6,983,481
        Less: Allowance for doubtful accounts                     0                      0
                                                      -----------------      -----------------
                                                         $5,355,214             $6,983,481
                                                      =================      =================


5.   Equity in Insituform East

     At December 31, 2001, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months or six months ended December 31, 2001. If all the options outstanding at December 31, 2001 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 34.9% and 57.8%, respectively.

     From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended December 31, 2001.


6.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of:

                                                        Dec. 31, 2001         June 30, 2001
                                                      ------------------     -----------------

       Accounts payable                                  $1,298,831            $1,685,392
       Accrued compensation and other expenses              736,214             1,158,251
       Dividends payable                                          0               148,296
                                                      ------------------     -----------------
                                                         $2,035,045            $2,991,939
                                                      ==================     =================


7.   Contingencies

Dispute with ITI - United States District Court for the Middle District of
--------------------------------------------------------------------------
Tennessee
---------

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

     The parties filed cross-motions for partial summary judgment. ITI sought summary judgment on Insituform East's patent misuse defense. ITI also sought summary judgment on its claim that Midsouth Partners is insolvent and that this constitutes a breach of the Settlement Agreement. Insituform East, Midsouth Partners, Insitu, Inc., and Midsouth LLC sought summary judgment on ITI's claim for damages under the Settlement Agreement, the Lanham Act, and the Tennessee Model Trademark Act, as well as declaratory judgments that Insituform East is entitled to install the Insituform process outside of its exclusive territories and to do so without paying ITI a cross-over royalty and that Midsouth partners is free to offer competing brands of CIPP rehabilitation and to do so without paying ITI any royalties. The Court granted in part and denied in part the parties' motions. The Court ruled that the Company is entitled to install the Insituform process outside of its exclusive territory. The Court also granted ITI's motion for partial summary judgment on the patent misuse issue with respect to East, while declining to decide the issue with respect to Midsouth Partners. The Court denied the parties' motions as to all other issues, ruling that there exist disputed issues of material fact precluding summary judgment. The ultimate outcome of this suit cannot be ascertained at this time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported consolidated net earnings of $314,258 ($0.21 per share) on sales of $5.2 million for the second quarter, and a consolidated net loss of -$459,903 (-$0.31 per share) on sales of $10.0 million for the first six months of fiscal year 2002. For the comparative periods of fiscal year 2001, the Company reported a consolidated net loss of -$496,418 (-$0.33 per share) on sales of $5.8 million, and a consolidated net loss of -$400,778 (-$0.27 per share) on sales of $12.1 million, respectively.

     The Company attributed its positive second quarter results to the favorable results of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only operating segment, and to increases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan. Insituform East recognized consolidated earnings of $93,208 on sales of $5.2 million, contributing earnings of $36,604 to CERBCO in the second quarter of fiscal year 2002. Insituform East attributed its positive second quarter results primarily to an improved volume of immediately workable backlog in its licensed Insituform process territory and a focused reduction in activity and associated costs in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary.

     While current midyear operating results for Insituform East are materially less favorable than midyear results of the previous year, the Company is particularly encouraged by Insituform East's notable current turnaround to positive results for the most recent three months. The Company believes that business factors contributing to the positive recent quarter reflect underlying reductions in Insituform East's ongoing operating expenses and increased normal margin sales volume, both currently anticipated to remain favorable going forward. However, and with respect to all such forward-looking information, there can be no assurances regarding the Company's future operating performance. In this regard, the Company recognizes that the potential for continued positive operating results for Insituform East in the third quarter of fiscal 2002 ending March 31, 2002, could be negatively impacted by reduced revenues resulting from as yet unencountered severe winter conditions, if any, and increased costs associated with the trial phase of litigation initiated against Insituform East and its wholly-owned subsidiary, Midsouth Partners; by Insituform Technologies, Inc. in December, 1999. Income from the Company's non-operating activities presently is anticipated to continue to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items or circumstance, the Company's forward-looking results typically are anticipated to substantially parallel CERBCO's approximate 39% participation in the forward results of Insituform East.

     Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $17.4 million at December 31, 2001 as compared to $27.6 million at December 31, 2000. The twelve-month backlog at December 31, 2001 was approximately $8.9 million as compared to $17.7 million at December 31, 2000. The total backlog value of all uncompleted and multi-year contracts at December 31, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards, including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

     As previously reported, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI"), initiated a second calendar year 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to Insituform East or to Midsouth Partners, including Insituform East's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation, including ITI's most recent December 1999 litigation, cannot be predetermined, pending resolution Insituform East and Midsouth Partners intend to continue to exercise their respective rights under license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for February 19, 2002.

Results of Operations

      Three Months Ended 12/31/01 Compared with Three Months Ended 12/31/00

     Consolidated sales decreased $0.6 million (-11%) from $5.8 million for the quarter ended December 31, 2000 to $5.2 million for the quarter ended December 31, 2001, due primarily to reduced comparable period sales in the southeast region of the United States.

     Consolidated operating results increased from an operating loss of -$570,147 for the quarter ended December 31, 2000 to an operating profit of $8,806 for the quarter ended December 31, 2001. Consolidated cost of sales decreased 17% in the second quarter of fiscal year 2002 as compared to the second quarter of fiscal year 2001. As a result, gross profit as a percentage of sales increased from a gross profit of 11% for the second quarter of fiscal year 2001 to a gross profit of 17% for the second quarter of fiscal year 2002. This increase is due primarily to an improved mix of work to include a reduced volume of lower margin work performed in the southeast region of the United States. Insituform East's selling, general and administrative expenses decreased 26%, due in part to reduced marketing and legal expenses during the second quarter of fiscal year 2002. The parent company's unallocated general corporate expenses decreased 36% in the second quarter of fiscal year 2002, primarily due to a decrease in legal fees, directors fees and public disclosure expense. CERBCO's annual meeting for fiscal year 2001 was postponed from the second quarter of fiscal year 2002 to later in the fiscal year.

     Investment income decreased 50% in the second quarter of fiscal year 2002, primarily as a result of a decline in interest rates. Other income (expense) - net increased from a net loss of -$378,983 to a net gain of $245,385, primarily as a result of increases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan during the current quarter.

     The provision for income taxes shown for the comparable periods was recorded by CERBCO. No provision for income taxes was recorded by Insituform
East for the second quarter of fiscal year 2002 as the provision calculated using applicable enacted federal and state tax rates of 39% of the pre-tax earnings was applied to reduce the valuation allowance recorded against the deferred tax asset. No credit for income taxes was recorded by Insituform East for the second quarter of fiscal year 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of pretax earnings was applied to increase the valuation allowance recorded against the deferred tax asset.

        Six Months Ended 12/31/01 Compared with Six Months Ended 12/31/00

     Consolidated sales decreased $2.1 million (-17%) from $12.1 million for the six months ended December 31, 2000 to $10.0 million for the six months ended December 31, 2001, due primarily to reduced comparable period sales in the southeast region of the United States; and, to a lesser extent, a reduced volume of immediately workable backlog in Insituform East's licensed Insituform(R) process territory.

     The consolidated operating loss increased $0.7 million from -$0.5 million in the six months ended December 31, 2000 to -$1.3 million in the six months ended December 31, 2001, due primarily to an increase in Insituform East's operating loss for the comparable periods from -$0.1 million to -$0.9 million. Consolidated cost of sales decreased 10% in the first six months of fiscal year 2002 as compared to the first six months of fiscal year 2001. As a result, gross profit as a percentage of sales decreased from a gross profit of 15% to a gross profit of 7% for the first six months of fiscal year 2002. This decrease is due primarily to reduced margins experienced in the southeast region of the United States and the absorption of semi-fixed costs over reduced sales levels during the first six months of fiscal year 2002. Insituform East's selling, general and administrative expenses decreased 13%, due in part to reduced marketing and legal expenses during the second quarter of fiscal year 2002. The parent company's unallocated general corporate expenses decreased 17% primarily due to a decrease in legal fees, directors fees and public disclosure expense. CERBCO's annual meeting for fiscal year 2001 was postponed from the second quarter of fiscal year 2002 to later in the fiscal year.

     Other income (expense) - net increased from a net loss of -$387,557 to a net loss of -$85,002 primarily as a result of period fluctuations in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

     The provision for income taxes shown for the comparable periods was recorded by CERBCO. No credits for income taxes were recorded by Insituform East for the first six months of fiscal year 2002 or for the first six months of fiscal year 2001 as the credits calculated using applicable enacted federal and state tax rates of 39% of the pre-tax losses were reduced by $406,000 and $75,000 valuation allowances recorded against the deferred tax asset during the six months ended December 31, 2001 and 2000, respectively.

Financial Condition

     During the six months ended December 31, 2001, the Company's operating activities provided approximately $560,000 in cash. This result is due to the Company's net loss being more than offset by the net effect of (i) several items that did not affect the Company's cash, including $0.8 million in depreciation and amortization expenses and $0.6 million in the consolidated net loss in Insituform East attributable to non-owned interests, and (ii) changes in items that did affect the Company's cash, including a $1.6 million decrease in accounts receivable, resulting from improved customer collections during the period.

     The Company's investing activities provided $1.0 million in cash during the six months ended December 31, 2001, primarily due to the timing between purchases and redemptions of its investments in marketable debt securities. The Company used cash of $0.2 million in its financing activities, primarily due to the payment of dividends by the parent company, CERBCO.

     The  Company's   liquidity   remained   strong  with  working   capital  of
approximately $16.1 million and a current ratio of 8.5 to 1 at December 31, 2001. The parent company, CERBCO, has cash and temporary investments in excess of $13.4 million which, pending longer term investment, it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

     As previously disclosed, the Company had determined to delay its annual meeting of stockholders, typically held in the second quarter. The Company has presently targeted its annual meeting for April 11, 2002, at a specific time and location to be further determined by the Board of Directors and adequately noticed to stockholders when set.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         99   - CERBCO,  Inc.  Consolidating  Schedules:  Statement of
                Operations Information for the three months ended December 31, 2001; Statement of Operations Information for the six months ended December 31, 2001; Balance Sheet Information and Consolidating Elimination Entries as of December 31, 2001.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2002

                            CERBCO, Inc.
                            ----------------------------------------------------
                            (Registrant)



                            /s/ ROBERT W. ERIKSON
                            ----------------------------------------------------
                            Robert W. Erikson
                            President



                            /s/ ROBERT F. HARTMAN
                            ----------------------------------------------------
                            Robert F. Hartman
                            Vice President, Secretary & Treasurer
                            (Principal Financial and Accounting Officer)

                                  CERBCO, Inc.
                  3421 Pennsy Drive o Landover o Maryland 20785
                                Tel: 301.773.1784
                                Fax: 301.322.3041
                         24-Hour FaxVault: 301.773.4560