Form 10QSB
period 2002-05-15
CERBCO INC
filed 2002-05-15
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[   X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended:                                  March 31, 2002
                                       OR


[      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number:                                                0-16749

                                  CERBCO, Inc.
             (Exact name of registrant as specified in its charter)

     Delaware                                                  54-1448835
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

  3421 Pennsy Drive, Landover, Maryland                          20785
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

                            Yes    X      No
                                --------     --------

As of May 9, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:
                    Common Stock            1,189,538
                    Class B Common Stock      293,418
                                            ---------
                    Total                   1,482,956



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                 Page
------------------------------                                                                                 ----

Item 1.       Financial Statements..............................................................................  3

              Condensed Consolidated Statements of Operations for the Three Months and the Nine Months Ended
              March 31, 2002 and March 31, 2001 (unaudited).....................................................  3

              Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001 (unaudited)..........  4

              Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and
              March 31, 2001 (unaudited)........................................................................  5

              Notes to Condensed Consolidated Financial Statements (unaudited)..................................  6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............  9

PART II - OTHER INFORMATION
------------------------------

Item 1.       Legal Proceedings.................................................................................  12

Item 2.       Changes in Securities and Use of Proceeds.........................................................  12

Item 3.       Defaults upon Senior Securities...................................................................  12

Item 4.       Submission of Matters to a Vote of Security Holders...............................................  12

Item 5.       Other Information.................................................................................  12

Item 6.       Exhibits and Reports on Form 8-K..................................................................  12


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      For the three months ended            For the nine months ended
                                                               March 31                              March 31
                                                   ---------------------------------    ----------------------------------
                                                       2002               2001               2002               2001
                                                   --------------    ---------------    ---------------     --------------

Sales                                              $4,883,746        $6,289,934         $14,933,629           $18,427,517
                                                   --------------    ---------------    ---------------     --------------
Costs and Expenses:
  Cost of sales                                       4,233,120         5,860,096          13,553,989          16,213,995
  Selling, general and administrative expenses        1,603,606         1,464,707           3,604,433           3,785,727
                                                   --------------    ---------------    ---------------     --------------
    Total Costs and Expenses                          5,836,726         7,324,803          17,158,422          19,999,722
                                                   --------------    ---------------    ---------------     --------------

Operating Loss                                         (952,980)       (1,034,869)         (2,224,793)         (1,572,205)
Investment Income                                       110,314           220,211             408,101             721,123
Interest Expense                                         (1,018)           (3,972)             (4,560)            (12,520)
Other Expense - net                                     (60,266)         (212,283)           (145,268)           (599,840)
                                                   --------------    ---------------    ---------------     --------------
Loss Before Non-Owned Interests in Insituform
  East, Inc. and Income Taxes                          (903,950)       (1,030,913)         (1,966,520)         (1,463,442)
(Credit) Provision  for Income Taxes                   (901,500)          (23,000)           (871,500)             62,000
                                                   --------------    ---------------    ---------------     --------------
Loss Before Non-Owned Interests in Insituform
  East, Inc.                                             (2,450)       (1,007,913)         (1,095,020)         (1,525,442)
Non-Owned Interests in (Earnings) Loss of
  Insituform East, Inc.                                (290,960)          394,483             341,707             511,234
                                                    --------------   ---------------    ---------------     --------------
                                         NET LOSS   $  (293,410)      $  (613,430)        $  (753,313)        $(1,014,208)
                                                   ==============    ===============    ===============     ==============

Net Loss per Share of Common Stock:
    Basic Loss per Share                            $     (0.20)      $     (0.41)        $     (0.51)        $     (0.68)
    Diluted Loss per Share                          $     (0.20)      $     (0.41)        $     (0.51)        $     (0.68)


See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                                          As of
                                                                                           --------------------------------------
                                                                                            March 31, 2002         June 30, 2001
                                                                                           ------------------    ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                $  3,551,595          $  1,735,972
   Marketable securities                                                                       7,700,983             7,995,843
   Accounts receivable                                                                         6,536,226             6,983,481
   Inventories                                                                                 1,056,128             1,102,521
   Prepaid and refundable taxes                                                                  951,918                80,418
   Prepaid expenses and other                                                                    214,419               289,217
                                                                                           ------------------    ----------------
     Total Current Assets                                                                     20,011,269            18,187,452
                                                                                           ------------------    ----------------

Property, Plant and Equipment - at cost less accumulated depreciation of $17,471,900 at
   March 31, 2002 and $16,922,043 at June 30, 2001                                             7,501,166             8,516,639
                                                                                           ------------------    ----------------

Other Assets:
   Excess of acquisition cost over value of net assets acquired less accumulated
     amortization of $1,437,803 at March 31, 2002 and $1,388,825 at June 30, 2001              1,501,986             1,550,964
   Cash surrender value of SERP life insurance                                                 2,063,884             2,000,107
   Marketable securities                                                                       1,014,518             3,582,029
   Deferred income taxes - net of valuation allowance of $1,661,000 at March 31, 2002
     and $1,858,000 at June 30, 2001                                                                   0                     0
   Deposits and other                                                                             44,489                53,156
                                                                                           ------------------    ----------------
     Total Other Assets                                                                        4,624,877             7,186,256
                                                                                           ------------------    ----------------
         Total Assets                                                                      $  32,137,312         $  33,890,347
                                                                                           ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                  $  2,041,910          $  2,991,939
  Income taxes payable                                                                            10,000                10,000
  Current portion of capital lease obligations                                                     5,480                32,448
                                                                                           ------------------    ----------------
     Total Current Liabilities                                                                 2,057,390             3,034,387
                                                                                           ------------------    ----------------

Long-Term Liabilities:
  Accrued SERP liability                                                                       1,861,716             1,532,851
  Capital lease obligations (less current portion shown above)                                       264                10,147
                                                                                           ------------------    ----------------
     Total Long-term Liabilities                                                               1,861,980             1,542,998
                                                                                           ------------------    ----------------
         Total Liabilities                                                                     3,919,370             4,577,385
                                                                                           ------------------    ----------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                               5,233,193             5,574,900
                                                                                           ------------------    ----------------

Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding: 1,189,538 shares (at March 31, 2002)                                118,953
     Issued and outstanding:  1,189,476 shares (at June 30, 2001)                                                      118,947
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 293,418 shares (at March 31, 2002)                                   29,342
     Issued and outstanding: 293,480 shares (at June 30, 2001)                                                          29,348
  Additional paid-in capital                                                                   7,527,278             7,527,278
  Retained earnings                                                                           15,309,176            16,062,489
                                                                                           ------------------    ----------------
     Total Stockholders' Equity                                                               22,984,749            23,738,062
                                                                                           ------------------    ----------------
         Total Liabilities and Stockholders' Equity                                        $  32,137,312         $  33,890,347
                                                                                           ==================    ================

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           For the nine months ended March 31
                                                                           ---------------------------------------
                                                                                 2002                  2001
                                                                           -----------------     -----------------

Cash Flows from Operating Activities:
  Net loss                                                                   $  (753,313)          $(1,014,208)
  Adjustments to reconcile net loss to net cash
    used in operations:
    Depreciation and amortization                                              1,179,505             1,562,586
    Amounts attributable to non-owned interests                                 (341,707)             (511,234)
    Gain on sale of equipment                                                    (48,857)                    0
    Increase in accrued SERP liability                                           328,865               394,189
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                 447,255            (1,602,986)
      Decrease in inventories                                                     46,393               278,289
      Increase in prepaid expenses and other current assets                     (796,702)             (137,336)
      Decrease in accounts payable and accrued expenses                         (801,733)             (195,250)
      Decrease in income taxes payable                                                 0              (148,000)
                                                                           -----------------     -----------------
Net Cash Used in Operating Activities                                           (740,294)           (1,373,950)
                                                                           -----------------     -----------------

Cash Flows from Investing Activities:
  Capital expenditures                                                          (122,837)             (253,850)
  Sale of equipment                                                               65,307                68,762
  Redemption of marketable securities - net                                    2,862,371               517,657
  Increase in investment in Insituform East                                            0                (2,930)
  (Increase) decrease in cash surrender value of life insurance                  (63,777)              557,231
                                                                           -----------------     -----------------
Net Cash Provided by Investing Activities                                      2,741,064               886,870
                                                                           -----------------     -----------------

Cash Flows from Financing Activities:
  Principal payments on capital lease obligations                                (36,851)              (22,009)
  Dividends paid                                                                (148,296)             (148,296)
                                                                           -----------------     -----------------
  Net Cash Used in Financing Activities                                         (185,147)             (170,305)
                                                                           -----------------     -----------------

Net Increase (decrease) in Cash and Cash Equivalents                           1,815,623              (657,385)
Cash and Cash Equivalents at Beginning of Period                               1,735,972             2,344,077
                                                                           -----------------     -----------------
Cash and Cash Equivalents at End of Period                                  $  3,551,595          $  1,686,692
                                                                           =================     =================

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                             $         4,560       $      21,761
  Income taxes paid                                                         $             0       $     330,000



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

     The Condensed Consolidated Balance Sheet as of March 31, 2002, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2001 (unaudited) has been derived from the Company's June 30, 2001 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

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

2.   Earnings (Loss) Per Share

     Basic earnings (loss) per share data are computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings
(loss) per share data are computed based upon the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. The weighted average number of common shares outstanding used in computing diluted loss per share for the three months and nine months ended March 31, 2002 and 2001 include no net shares associated with unexercised dilutive stock options. The following numbers of shares have been used in the loss per share computations:

                                                       For the three months and nine months ended March 31
                                                   --------------------------------------------------------------
                                                              2002                               2001
                                                   ---------------------------         --------------------------

                  Basic                                    1,482,956                           1,482,956
                                                   ===========================         ==========================
                  Diluted                                  1,482,956                           1,482,956
                                                   ===========================         ==========================

3.   Marketable Securities

     Marketable securities consist of:

                                                          March 31, 2002                        June 30, 2001
                                             -------------------------------------    ---------------------------------
                                                Amortized              Fair             Amortized            Fair
                                                  Cost                Value               Cost               Value
                                             ----------------    -----------------    --------------     --------------
        Current:
            U.S. Government and agencies       $ 4,947,337         $ 4,971,168         $ 6,495,213        $ 6,546,031
            Corporate                            2,753,646           2,762,616           1,500,630          1,504,102
                                             ----------------    -----------------    --------------     --------------
                                                 7,700,983           7,733,784           7,995,843          8,050,133
                                             ----------------    -----------------    --------------     --------------
        Non-current:
            U.S. Government and agencies         1,014,518           1,019,940           2,270,179          2,277,260
            Corporate                                    0                   0           1,311,850          1,323,338
                                             ----------------    -----------------    --------------     --------------
                                                 1,014,518           1,019,940           3,582,029          3,600,598
                                                                 -----------------                       --------------
                                             ----------------                         --------------
                Total marketable securities    $ 8,715,501         $ 8,753,724         $11,577,872        $11,650,731
                                             ================    =================    ==============     ==============


4.   Accounts Receivable

     Accounts receivable consist of:

                                                       March 31, 2002          June 30, 2001
                                                      ----------------       -----------------

        Due from customers                               $6,335,925             $6,689,864
        Miscellaneous                                       200,301                293,617
                                                      -----------------      -----------------
                                                          6,536,226              6,983,481
        Less: Allowance for doubtful accounts                     0                      0
                                                      -----------------      -----------------
                                                         $6,536,226             $6,983,481
                                                      =================      =================


5.   Equity in Insituform East

     At March 31, 2002, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East common stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months or nine months ended March 31, 2002. If all the options outstanding at March 31, 2002 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 34.9% and 57.8%, respectively.

     From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months and nine months ended March 31, 2002.

6.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of:

                                                       March 31, 2002         June 30, 2001
                                                      ------------------     -----------------

       Accounts payable                                  $1,327,635            $1,685,392
       Accrued compensation and other expenses              714,275             1,158,251
       Dividends payable                                          0               148,296
                                                      ------------------     -----------------
                                                         $2,041,910            $2,991,939
                                                      ==================     =================


7.   Contingencies

     Dispute with ITI - United States District Court for the Middle District
     -----------------------------------------------------------------------
     of Tennessee
     ------------

     As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against Insituform East and its subsidiary Midsouth Partners. In its Amended Complaint, which was filed on June 13, 2000, ITI alleged that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI claimed that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act and the Tennessee Model Trademark Act. In August 2001, ITI filed a Supplemental Amended Complaint alleging that Midsouth Partners is insolvent and that this is a further breach of the Settlement Agreement.


     ITI sought declarations (i) that Midsouth Partners has committed one or more noncurable breaches of the Settlement Agreement; (ii) that Midsouth Partners has violated the Lanham Act and the Tennessee Model Trademark Act;
(iii) that Midsouth Partners is no longer entitled to exploit the technology available to it under its former Insituform sub-license, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement; (iv) that the Settlement Agreement is or can be terminated; (v) that the right of Insituform East and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect; and (vi) that the various license agreements between Insituform East and ITI bar Insituform East from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of Insituform East's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and Insituform East are allegedly alter egos of one another. In addition to declaratory and injunctive relief, ITI also sought to recover more than a million dollars in royalties and crossover royalties under its alter ego and "holdover licensee" theories.

     ITI also sought declarations (i) that Insituform East's Sub-Licenses require the payment of cross-over royalties should Insituform East install the Insituform process outside of its exclusive territories and (ii) that ITI is no longer obligated to make payments to Insituform East under its August 4, 1980 agreement with Insituform East's predecessor-in-interest (the "SAW Agreement"), under which ITI agreed to pay Insituform East's predecessor-in-interest for recruiting potential licensees of the Insituform Process. ITI alleged that its acquisition or merger of several such licensees has extinguished its obligations under the SAW Agreement to pay Insituform East, which was assigned the right to receive payments for such licensees in April 1981.

     On April 24, 2002, the Court, having conducted a four-day trial, issued a ruling confirming the ability of Midsouth Partners to offer its MSP-Liner(TM) brand of cured-in-place pipe rehabilitation process and products without geographic restriction or royalty obligations to ITI. The Court rejected ITI's claim that Midsouth Partners' operations are limited to the territory in which it formerly enjoyed exclusive CIPP rights as an Insituform Sub-Licensee. The Court likewise rejected ITI's claim that Midsouth Partners is restricted by the Insituform Sub-Licenses currently held by Midsouth Partners' parent company, Insituform East. The Court thus vindicated Midsouth Partners' position that the termination of its Insituform Sub-License left it free to offer competing CIPP products substantially without geographic or product restriction.

     The Court also rejected ITI's claim that Midsouth Partners has breached the Settlement Agreement whereunder ITI granted to Midsouth Partners a royalty-free, non-exclusive right, without limit in time to continue to utilize within its former exclusive territory the cured-in-place processes, techniques, and inventions that it formerly practiced pursuant to its Insituform Sub-License. The Court similarly rejected ITI's claims that Midsouth Partners and Insituform East have violated the Patent Act, the Lanham Act, and the Tennessee Model Trademark Act.

     The Court issued a declaratory judgment confirming Insituform East's obligation to pay crossover royalties for CIPP work that Insituform East performs outside of its exclusive territories, as well as ITI's relief from any continuing obligation to Insituform East under the SAW Agreement.

     The parties have until May 24, 2002 to notice an appeal from any of the Court's rulings.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview and Outlook

     The Company reported a consolidated net loss of -$293,410 (-$0.20 per share) on sales of $4.9 million for the third quarter, and a consolidated net loss of -$753,313 (-$0.51 per share) on sales of $14.9 million for the nine months ended March 31, 2002. For the comparative periods of fiscal year 2001, the Company reported a consolidated net loss of -$613,430 (-$0.41 per share) on sales of $6.3 million, and a consolidated net loss of -$1,014,208 (-$0.68 per share) on sales of $18.4 million, respectively.

     The Company attributed its unfavorable third quarter results to an increase in legal and consulting fees incurred in connection with the proposed recapitalization of the parent company considered for adoption by stockholders at the Company's annual meeting for fiscal year 2001, which was held on May 14, 2002. The parent company's losses in the third quarter were offset, to a degree, by the positive third quarter results of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only operating segment. Insituform East recognized consolidated net earnings of $479,113 on sales of $4.9 million, contributing earnings of $188,153 to CERBCO in the third quarter of fiscal year 2002. Insituform East attributed its positive third quarter fiscal year 2002 results primarily to the favorable impact of a $683,000 credit provision for income taxes resulting from tax legislation enacted during the quarter permitting Insituform East to carry back tax losses incurred during the fiscal year ended June 30, 2001 against taxable income recognized during the fiscal year ended June 30, 1996. Previous tax law permitted only a two-year carry-back period for fiscal year 2001 tax losses. Insituform East also benefited operationally from a consistent volume of immediately workable backlog in its licensed Insituform(R) process territories and a focused reduction in activity and associated costs in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary.

     The recapitalization proposal was a proposed transaction in which CERBCO would merge with CERBCO Recapitalization Subsidiary, Inc., a wholly owned subsidiary of CERBCO newly formed for the purpose of facilitating the merger and the recapitalization. In connection with the merger, each CERBCO stockholder was to elect to receive a number of shares of new Common Stock or new Class B Common Stock equal to the number of shares he, she or it held before the merger, plus either additional shares of new Common Stock or new Class B Common Stock or a cash payment.

     As forward-looking information, the Company anticipates a significant reduction in immediately workable backlog during the closing month of the fourth quarter of fiscal year 2002 with this condition extending for some months into fiscal year 2003. Insituform East was not the low bidder on renewal work with its largest Insituform(R) product customer, a county government in the Washington, DC metropolitan area, and the county is anticipated to take several months into the Company's fiscal year 2003 to determine if contracts awarded to lower bidders are able to be performed pursuant to stringent solicitation performance criteria specifying a production measurement standard on a monthly basis. Additionally, the Company believes that prevailing price levels in the southeast region of the United States reflect a current oversupply of capacity. To adjust for these current and forward anticipated adverse business conditions, the Company has both undertaken an indefinite suspension of its Midsouth Partners subsidiary operations and initiated an aggressive cost reduction program in its licensed Insituform process territories. Income from the Company's non-operating activities presently is anticipated to continue to approximate the normal levels of its holding company expenses into the future; accordingly, absent unusual items or circumstance, such as costs associated with the current proposed recapitalization, the Company's forward-looking results typically are anticipated to substantially parallel CERBCO's approximate 39% participation in the forward results of Insituform East.

     Insituform East's total backlog value of all uncompleted and multi-year contract awards was approximately $14.8 million at March 31, 2002 as compared to $21.6 million at March 31, 2001. The twelve-month backlog at March 31, 2002 was approximately $8.9 million as compared to $14.0 million at March 31, 2001. The total backlog value of all uncompleted and multi-year contracts at March 31, 2002 and 2001includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards, including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

     As previously reported, Insituform East's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI"), initiated a second calendar year 1999 lawsuit against Insituform East and Midsouth Partners on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. On April 24, 2002, the Court, having conducted a four-day trial, issued a ruling confirming the ability of Midsouth Partners to offer its MSP-Liner(TM) brand of cured-in-place pipe rehabilitation process and products without geographic restriction or royalty obligations to ITI. The Court rejected ITI's claim that Midsouth Partners' operations are limited to the territory in which it formerly enjoyed exclusive CIPP rights as an Insituform Sub-Licensee. The Court likewise rejected ITI's claim that Midsouth Partners is restricted by the Insituform Sub-Licenses currently held by Midsouth Partners' parent company, Insituform East. The Court thus vindicated Midsouth Partners' position that the termination of its Insituform Sub-License left it free to offer competing CIPP products substantially without geographic or product restriction. The Court also rejected ITI's claim that Midsouth Partners has breached the Settlement Agreement whereunder ITI granted to Midsouth Partners a royalty-free, non-exclusive right, without limit in time to continue to utilize within its former exclusive territory the cured-in-place processes, techniques, and inventions that it formerly practiced pursuant to its Insituform Sub-License. The Court similarly rejected ITI's claims that Midsouth Partners and Insituform East have violated the Patent Act, the Lanham Act, and the Tennessee Model Trademark Act. The Court issued a declaratory judgment confirming Insituform East's obligation to pay crossover royalties for CIPP work that Insituform East performs outside of its exclusive territories, as well as ITI's relief from any continuing obligation to Insituform East under the SAW Agreement with respect to former Insituform process licensees.

Results of Operations

       Three Months Ended 3/31/02 Compared with Three Months Ended 3/31/01

     Consolidated sales decreased $1.4 million (-22%) from $6.3 million for the quarter ended March 31, 2001 to $4.9 million for the quarter ended March 31, 2002, due primarily to reduced comparable period sales in the southeast region of the United States.

     The consolidated operating loss decreased 8% from -$1,034,869 for the quarter ended March 31, 2001 to -$952,980 for the quarter ended March 31, 2002. Consolidated cost of sales decreased 28% in the third quarter of fiscal year 2002 as compared to the third quarter of fiscal year 2001. As a result, gross profit as a percentage of sales increased from a gross profit of 7% for the third quarter of fiscal year 2001 to a gross profit of 13% for the third quarter of fiscal year 2002. This increase is due primarily to an improved mix of work to include a reduced volume of lower margin work performed in the southeast region of the United States. Insituform East's selling, general and administrative expenses decreased 16%, due in part to reduced marketing and administrative personnel costs during the third quarter of fiscal year 2002. The parent company's unallocated general corporate expenses increased 69% in the third quarter of fiscal year 2002, primarily due to an increase in legal and consulting fees incurred in connection with the Company's recapitalization proposed for adoption by stockholders at the Company's annual meeting for fiscal year 2001 held on May 14, 2002.

     Investment income decreased 50% in the third quarter of fiscal year 2002, primarily as a result of a decline in interest rates. Other expense -net decreased from a net expense of $212,283 in the third quarter of fiscal year 2001 to a net expense of $60,266 in the third quarter of fiscal year 2002, primarily as a result of a lesser decrease in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan during the current quarter.

     The credit for income taxes for the third quarter of fiscal year 2002 includes a credit for income taxes of $683,000 recorded by Insituform East as a result of tax legislation enacted during the quarter permitting Insituform East to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996. The credit for income taxes for the third quarter of fiscal year 2001 was recorded by the parent company. No credit for income taxes was recorded by Insituform East for the third quarter of fiscal year 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of pretax losses was applied to increase the valuation allowance recorded against the deferred tax asset.

        Nine Months Ended 3/31/02 Compared with Six Months Ended 3/31/01

     Consolidated sales decreased $3.5 million (-19%) from $18.4 million for the nine months ended March 31, 2002 to $14.9 million for the nine months ended March 31, 2001, due primarily to reduced comparable period sales in the southeast region of the United States and, to a lesser extent, a reduced volume of immediately workable backlog in Insituform East's licenses Insituform(R) process territory.

     The consolidated operating loss increased 42% from -$1.6 million in the nine months ended March 31, 2001 to -$2.2 million in the nine months ended March 31, 2002. Consolidated cost of sales decreased 16% in the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. As a result, gross profit as a percentage of sales decreased from a gross profit of 12% for the nine months ended March 31, 2001 to a gross profit of 9% for the nine months ended March 31, 2002. This decrease is due primarily to reduced margins experienced in the southeast region of the United States and the absorption of semi-fixed costs over reduced sales levels. Insituform East's selling, general and administrative expenses decreased 14% due in part to reduced marketing and legal expenses during the nine months ended March 31, 2002. The parent company's unallocated general corporate expenses increased 26% primarily due to an increase in legal and consulting fees in the third quarter of fiscal year 2002.

     Investment income decreased 43% in the nine months ended March 31, 2002, primarily as a result of a decline in interest rates. Other expense-net decreased from a net expense of $599,840 in the nine months ended March 31, 2001 to a net expense of $145,268 in the nine months ended March 31, 2002, primarily as a result of a lesser decrease in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan.

     The credit for income taxes for the nine months ended March 31, 2002 includes a credit for income taxes of $683,000 recorded by Insituform East as a result of tax legislation enacted during the third quarter of fiscal year 2002 permitting Insituform East to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996. The provision for income taxes for the nine months ended March 31, 2001 was recorded by the parent company. No credit for income taxes was recorded by Insituform East for the nine months ended March 31, 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of pretax losses was applied to increase the valuation allowance recorded against the deferred tax asset.

Financial Condition

     During the nine months ended March 31, 2002, the Company's operating activities used approximately $0.7 million in cash, primarily as a result of the Company's net loss and amounts attributable to non-owned interests in Insituform East's net loss. The positive effect on cash flow of a $447,255 decrease in accounts receivable, and the effect of expense items included in the net loss that did not require the outlay of cash, such as $1,179,505 in depreciation and amortization expense and a $328,865 increase in the supplemental retirement plan liability, were offset by the negative effects on cash flow of a $796,702 increase in prepaid expenses, primarily a $683,000 increase in prepaid taxes, and an $801,733 decrease in accounts payable and accrued expenses.

     The Company's investing activities provided $2.7 million in cash during the nine months ended March 31, 2002, primarily due to the timing between purchases and redemptions of its investments in marketable debt securities. The Company used cash of $0.2 million in its financing activities, primarily due to the payment of dividends by the parent company, CERBCO.

     The Company's liquidity remained strong with working capital of approximately $18.0 million and a current ratio of 9.7 to 1 at March 31, 2002. As of March 31, 2002, the parent company, CERBCO, has cash and temporary investments in excess of $12.0 million, which it believes are more than adequate to meet its own cash flow requirements and the temporary requirements of Insituform East in the foreseeable future.

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

Item 5.  Other Information
--------------------------

     As previously disclosed, the Company had determined to delay its annual meeting of stockholders, typically held in the second quarter of the fiscal year. On April 16, 2002, the Company sent notice to its stockholders that its annual meeting would be held on May 14, 2002 in Wilmington, Delaware.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits:

         99 - CERBCO, Inc. Consolidating Schedules: Statement of Operations
              Information for the three months ended March 31, 2002; Statement of Operations Information for the nine months ended March 31, 2002; Balance Sheet Information and Consolidating Elimination Entries as of March 31, 2002.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002

                        CERBCO, Inc.
                        -------------------------------------------------------
                        (Registrant)



                        /s/ ROBERT W. ERIKSON
                        -------------------------------------------------------
                        Robert W. Erikson
                        President



                        /s/ ROBERT F. HARTMAN
                        -------------------------------------------------------
                        Robert F. Hartman
                        Vice President, Secretary & Treasurer
                        (Principal Financial and Accounting Officer)


                                  CERBCO, Inc.
                  3421 Pennsy Drive o Landover o Maryland 20785
                                Tel: 301.773.1784
                                Fax: 301.322.3041
                         24-Hour FaxVault: 301.773.4560