Form 10KSB
period 2002-06-30
CERBCO INC
filed 2002-09-27
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[   X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the fiscal year ended:                                        June 30, 2002
                                       OR

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from                         to
                                 -----------------            -----------------

Commission file number:                                                 0-16749
                                  CERBCO, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              54-1448835
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 3421 Pennsy Drive, Landover, Maryland                                   20785
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
                                         Yes     X        No
                                            -----------     ------------

The  registrant's   revenue  for  the  fiscal  year  ended  June  30,  2002  was
$18,152,166.

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 3, 2002, was $3,033,498.

As of September 3, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:

                    Common Stock              1,189,538
                    Class B Common Stock        293,418
                                             ----------
                      Total                   1,482,956

Documents incorporated by reference:  None

Total number of pages of this report:  63
Index to Exhibits located at page:     44



TABLE OF CONTENTS

PART I                                                                     Page

Item 1.     Description of Business........................................   3

Item 2.     Description of Property........................................   9

Item 3.     Legal Proceedings..............................................   9

Item 4.     Submission of Matters to a Vote of Security Holders............   9

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.......   9

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  11

Item 7.     Financial Statements...........................................  14

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  14

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............  34

Item 10.    Executive Compensation.........................................  36

Item 11.    Security Ownership of Certain Beneficial Owners and Management.  42

Item 12.    Certain Relationships and Related Transactions.................  43

Item 13.    Exhibits and Reports on Form 8-K...............................  44

Item 14.    Controls and Procedures........................................  45

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

     The principal office and corporate headquarters of the Company are located in suburban Washington, D.C., collocated with the offices of Insituform East, Incorporated, at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 773-1784 and its fax number is (301) 322-3041.

(b)      Business of Issuer
                                  CERBCO, Inc.

     CERBCO is a parent holding company with a controlling interest in one operating subsidiary, Insituform East, Incorporated, and a wholly-owned interest in CERBERONICS, Inc., a Delaware holding company. CERBCO officers participate directly on the management team of these subsidiary corporations, in varying capacities and officerships, with a view to overseeing, protecting and developing the long-term value of the Company's investments in such subsidiaries. Substantially all of the Company's revenues and operating results are attributable to Insituform East, Incorporated. A business description of CERBCO is primarily a business description of its one operating subsidiary, Insituform East, Incorporated, as given below. See Part III, Item 13, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 2002; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 2002" for additional financial information pertaining to Insituform East, Incorporated.


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

     In December 1985, Midsouth Partners was organized as a Tennessee General Partnership and became the exclusive licensee for the Insituform process in Tennessee, the rest of Kentucky and northern Mississippi. The Company was allocated a 42.5% interest in partnership profits and losses.

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

     In March 1999, Insituform Technologies, Inc. ("ITI") gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform sublicense agreement and simultaneously commenced litigation to deny Midsouth Partners any rights to further utilize CIPP rehabilitation processes as previously practiced under such license. The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement"). Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value , giving the Company a 100% interest in Partnership profits and losses, and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform sublicense agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the process that it formerly practiced pursuant to its since-terminated Insituform sublicense agreement as the same existed on July 20, 1999.

     In December 1999, ITI again initiated litigation against the Company over the rights of Midsouth Partners acquired pursuant to the Midsouth Settlement
Agreement and certain rights belonging to the Company under its Insituform sublicense agreements. A trial was held in April 2002 and these rights were confirmed. However, due to continued adverse business conditions in the southeast region of the United States served by Midsouth Partners, the Company has undertaken an indefinite suspension of further Midsouth Partners subsidiary operations as of April 2002.

     Insituform East and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform brand trenchless CIPP process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's presently dormant wholly-owned subsidiary, Midsouth Partners, is entitled to operate substantially without geographic restriction. The Company's CIPP rehabilitation processes utilize a custom manufactured unwoven polyester fiber-felt tubing with an elastomeric coating on the exterior surface. The flat, pliable tube is later impregnated with a liquid thermosetting resin, and the resin-saturated material is inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material is turned inside out as it is forced through the pipeline. When the inverted and inflated tube is fully extended, the cold water within it is recirculated through a heat-exchange unit. The heated water cures the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections are then reopened by use of a remotely controlled cutting device.

     The principal office and corporate headquarters of the Company are located at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 386-4100, and its fax number is (301) 386-2444.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

     On December 9, 1992, Insituform Technologies, Inc. (formerly Insituform of North America, Inc.) ("ITI") through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. Insituform East is a sublicensee of ITI for use of the Insituform process. The Company has entered into six sublicense agreements with ITI that grant the Company exclusive rights to perform the Insituform process in the designated territories of Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania and West Virginia.

     The sublicense agreements require the Company to pay ITI a base royalty of 8% of the revenue, excluding certain deductions, from all contracts using the Insituform process, with a minimum annual royalty requirement for each licensed territory. As a result of the SAW Agreement (see below) and its provisions for a 0.5% royalty setoff, the Company's base royalty is effectively 7.5%. In the event the Company performs the Insituform process outside its exclusive territory, the sublicense agreements require it to pay an additional "crossover" royalty of from 8% to 12% of the gross contract price in addition to the regular base royalty due ITI.

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

     In 1981, the Company was assigned the rights to an agreement (the "SAW Agreement") regarding the introduction of potential Insituform process sublicensees to ITI. The Company currently has the right to receive quarterly payments from ITI equal to 0.5% of contract revenue from Insituform process installations in Insituform East's licensed territory. In prior years, the Company received quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama in connection with the introduction of former Insituform process licensees to ITI.

     On December 29, 1997, Insituform East entered into a revised supply agreement with ITI whereby the Company committed to purchase 90% of its Insitutube(R) material requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement would have automatically extended for one year periods unless notice of termination was provided by either party six months prior to the end of any such annual period. On June 24, 2002, Insituform East notified ITI of its election to terminate the agreement on December 31, 2002, in order to negotiate a new agreement.

     Under the terms of the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners became a wholly-owned subsidiary of the Company and obtained a royalty-free non-exclusive right, without limitation in time, to continued use within the partnership's previously licensed territory of the process practiced pursuant to its since-terminated Insituform sublicense agreement as the same existed on July 20, 1999. The Insituform sublicense agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth.

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

     The Company has also entered into a license agreement with NuPipe, Inc., a previously wholly-owned and now merged subsidiary of ITI, for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe process and trademark. The Company's licensed NuPipe territory is identical to the Company's licensed Insituform territory. The Company has committed to pay a royalty equal to 6.75% of gross contract revenue utilizing the process and to purchase certain installation equipment and installation materials from ITI. In connection with the Midsouth Settlement Agreement, Midsouth Partners' similar NuPipe(R) License Agreement was relinquished effective July 20, 1999.

     Initially,  ITI was,  in the North  American  market,  solely a licensor of technology and supplier of felt tube to a licensee network consisting of approximately a dozen independent contractor installers, including the Company. However, in 1992 ITI moved to become a direct installer of its CIPP technology brand and, since that time, has acquired all of its former North American licensees, with the exception of the Company. Since CERBCO acquired a controlling interest in Insituform East in 1985, ITI has, on five occasions, made overtures or held preliminary discussions to purchase, merge or acquire control of CERBCO, Insituform East or both. The most recent of these, which commenced in March 2000 and was ended by ITI in October 2001, involved discussions regarding the possible purchase, by ITI, of both CERBCO and Insituform East.

PATENTS

     The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents are derived from its licensor, ITI. There are presently 64 United States patents that cover various aspects of the Insituform process. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994. The last patent to expire will remain in effect until 2017.

     Although management of the Company believes the two initial method patents were historically important to the Insituform business of the Company, there can be no assurance that the validity of the remaining patents will not be successfully challenged or that they are sufficient to afford protection against other companies utilizing CIPP processes similar to the Insituform process. It is possible that the Company's Insituform business could be adversely affected upon expiration of unexpired patents, or by increased competition in the event that one or more of the patents is adjudicated to be invalid or are inadequate in scope to protect the Company's operations. Management of the Company believes, however, that while the Company historically had relied on the strength and validity of Insituform patents, the Company's other CIPP process alternatives and, most importantly, its significant CIPP installation experience together with the Company's high degree of market recognition should enable the Company to continue to compete effectively in the pipeline rehabilitation market into the future as Insituform patents expire or become obsolete.

CUSTOMERS

     The Company performs services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, a majority of the Company's sales have come from state and local government entities -- cities, counties, state agencies and regional authorities. In each of these years, the Company has performed work for major customers that are significant to its business. During the year ended June 30, 2002, a county government in the Washington, D.C. metropolitan area, a city government in central Virginia and a regional sanitary authority in southwest Ohio accounted for 38%, 15% and 14%, respectively, of the Company's revenues. During the year ended June 30, 2001, a county government in the Washington, D.C. metropolitan area, a municipal government in Tennessee and Federal government contracts (collectively) accounted for 24%, 14% and 11%, respectively, of the Company's sales. During the year ended June 30, 2000, the same county government in the Washington, D.C. metropolitan area, Federal government contracts (collectively), the same municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's sales.

SUPPLIERS

     The Company's materials and equipment are generally available from several suppliers. Although the Company believes that ITI is presently the sole source of proprietary Insitutube material, there are other suppliers of felt tube materials and other materials used in CIPP rehabilitation. During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of felt tube materials. Under agreed disclosures, the Company has the right to substitute an alternate polyester fiber-felt or other tube materials available in the marketplace. The Company presently relies upon ITI and others for its supply of felt tube material for its Insituform process product line. During the last three years, the Company has not experienced any difficulty in obtaining adequate supplies of felt tube materials.

     In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners is no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials. Midsouth Partners has purchased felt tube materials from suppliers other than ITI.

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

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $12.2 million at June 30, 2002 as compared to $15.3 million at June 30, 2001. The twelve-month backlog at June 30, 2002 was approximately $5.8 million as compared to $12.0 million at June 30, 2001. The total backlog value of all uncompleted and multi-year contracts at June 30, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in terms contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

COMPETITION

     The general pipeline replacement, rehabilitation and repair business is significantly competitive. The Company faces conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies including CIPP processes.

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

     Trenchless CIPP Technologies. Over the years, the Company has witnessed a continuing stream of entrants into the CIPP marketplace, few of which the Company believes are able to offer the quality or technical capability of the Company but, particularly in the diminution or absence of brand licensing fees, may enjoy certain cost advantages compared to the Company.

     Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select CIPP processes over modified sliplining techniques due to the quality and longevity of the CIPP product, the proven performance record of the Company's CIPP process installations over the past twenty-four years, and the broader range of design alternatives available with a CIPP process. The Company can offer its NuPipe product to customers in situations where, for budget restraints or other reasons, such customers or their consulting engineers will accept a modified sliplining technique technologically inferior to cured-in-place technology.

     Other Trenchless Competition. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that its many years of proven CIPP performance continues to present a significant rehabilitation capability advantage over other trenchless technologies.

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

SALES AND MARKETING

     The Company's sales and marketing effort is directed by its Vice President of Sales and Marketing. The number of sales representatives assigned to serve the Company's municipal, Federal government and industrial market customers fluctuates as necessary in response to market demand. Sales and marketing personnel typically are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of CIPP processes.

RESEARCH AND DEVELOPMENT

     The Company is confident of its present capability to provide pipeline rehabilitation services to its customers primarily using CIPP processes. Insituform East relies on its Insituform process licensor, ITI, for major research and development of its Insituform process product line. On a continuing basis, however, the Company expends engineering efforts to improve its CIPP installation methods and design techniques for specific customer applications.

GOVERNMENTAL REGULATIONS

     The Company does not anticipate any material impediments to the use of CIPP processes arising from existing or future regulations or requirements, including those regulating the discharge of materials into the environment.

EMPLOYEES

         At June 30, 2002, the Company employed 91 full-time persons.

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

     The Company leases a 5,460 square foot facility in Cincinnati, Ohio to serve its customers in the western region of its licensed territory.

     Until August 15, 2002, the Company also leased a 15,000 square foot facility in Knoxville, Tennessee to serve customers in the southeastern United States.

Item 3.  Legal Proceedings

     See Part II, Item 7, "Notes to Consolidated Financial Statements - Note 8. Contingencies" for details concerning a previously disclosed lawsuit in the United States District Court for the Middle District of Tennessee against Insituform East and Midsouth Partners.

Item 4.  Submission of Matters to a Vote of Security Holders

     This item is incorporated by reference to CERBCO, Inc. Current Report on Form 8-K dated May 14, 2002.



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

     The following table shows the range of bid quotations for the period indicated as reported by Commodity Systems, Inc.

                                                                   Common Stock
         Fiscal Year Ended June 30, 2002             High              Low
         -------------------------------             ----              ---
         1st Quarter                                 $3.440           $1.900
         2nd Quarter                                 $2.590           $2.100
         3rd Quarter                                 $4.950           $2.500
         4th Quarter                                 $4.750           $3.350

         Fiscal Year Ended June 30, 2001
         1st Quarter                                 $4.500           $4.000
         2nd Quarter                                 $4.125           $2.750
         3rd Quarter                                 $3.875           $2.938
         4th Quarter                                 $3.450           $2.720

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

(b)      Holders

     As of September 3, 2002, the approximate number of shareholders of record of each class of common equity of CERBCO was as follows:

        Common Stock                               202
        Class B Common Stock                       113


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

(c)      Dividends

     On June 13, 2002, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 2002 to its shareholders of record as of the close of business on June 30, 2002. On June 6, 2001, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 16, 2001 to its shareholders of record as of the close of business on June 30, 2001. On June 9, 2000, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 17, 2000 to its shareholders of record as of the close of business on June 30, 2000.

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

(d)      Securities Authorized for Issuance Under Equity Compensation Plans

     The following table reflects, as of June 30, 2002, information concerning all equity compensation plans approved by the Company's stockholders. The Company has no equity compensation plans that have not been approved by the Company's stockholders.



                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                       Number of
                                                                                                      Securities
                                                                                                       Remaining
                                                                                                     Available for
                                                        Number of                                   Future Issuance
                                                     Securities to be       Weighted Average         Under Equity
                                                       Issued Upon           Exercise Price       Compensation Plans
                                                       Exercise of           of Outstanding           [(excluding
                                                       Outstanding              Options,              securities
                                                    Options, Warrants         Warrants and           reflected in
                                                        and Rights               Rights               column (a)]

Plan Category                                              (a)                     (b)                    (c)
--------------------------------------------------- ------------------- --- ------------------ -- --------------------
Equity  Compensation  Plans  Approved  by Security
Holders                                                  100,000                 6.0125                          0
Equity   Compensation   Plans  Not   Approved   by
Security Holders                                               0                 0.0000                          0
                                                    -------------------                           --------------------
Total                                                    100,000                                                 0
                                                    ===================                           ====================




Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$1,436,449 (-$0.98 per share) on sales of $18.2 million for the fiscal year ended June 30, 2002. In the previous fiscal year, the Company reported a consolidated net loss of -$440,577 (-$0.30 per share) on sales of $23.2 million.

     The Company attributed its unfavorable results for the fiscal year ended June 30, 2002 primarily to four factors: (1) the unfavorable results of Insituform East, the Company's majority-controlled subsidiary and only operating segment; (2) significant decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan; (3) costs incurred in connection with a proposed recapitalization; and (4) a decrease in investment income resulting from a decline in interest rates. Insituform East recognized a consolidated net loss of -$1,407,491 on sales of $18.2 million, which contributed a loss of -$552,739 (39.3%) to CERBCO in fiscal year 2002. Cash surrender values of the life insurance policies funding CERBCO's supplemental retirement plan decreased approximately $467,000 in fiscal year 2002, primarily due to decreases in the values of the underlying investments. The Company incurred approximately $458,000 in costs in connection with a proposed recapitalization of CERBCO in fiscal year 2002, which proposed transaction was denied approval by insufficient affirmative vote of the
Company's Common Stock shareholders in May 2002. Interest earned on the Company's marketable securities decreased $396,000 in fiscal year 2002, primarily due to a decrease in the average rate of return on such investments from 6.8% in fiscal year 2001 to 4.8% in fiscal year 2002.

     The Company attributed Insituform East's unfavorable loss results in fiscal year 2002 almost entirely to operations and activities in the southeast region of the United States, a marketplace generally served by the Company's Midsouth Partners subsidiary outside of Insituform East's exclusively licensed Insituform process territories.. As forward-looking information, the Company anticipates a reduced level of immediately workable backlog into the first few quarters of fiscal year 2003. Insituform East was not the low bidder on renewal work during fiscal year 2002 with its largest Insituform(R) process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had an immediate effect on the Company's workable backlog pending the procurement of replacement contracts. Additionally, the Company believes that prevailing price levels in the southeast region of the United States reflect a current oversupply of capacity in that marketplace. To adjust for these current and forward anticipated adverse business conditions, during the fourth quarter of fiscal year 2002 the Company implemented an indefinite suspension of its Midsouth Partners subsidiary operations and concurrently initiated a pre-emptive and aggressive cost reduction program in its licensed Insituform process territories.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $12.2 million at June 30, 2002 as compared to $15.3 million at June 30, 2001. The twelve-month backlog at June 30, 2002 was approximately $5.8 million as compared to $12.0 million at June 30, 2001. The total backlog value of all uncompleted and multi-year contracts at June 30, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

     In addition to immediately workable backlog, a primary factor affecting the Company's future performance remains the volatility of the Company's operating subsidiary's earnings as a function of sales volume at normal margins.
Accordingly, because a substantial portion of the Company's operating subsidiary's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain items of expense and earnings or loss bear to the sales of the Company and the percentage increases or decreases in the dollar amounts of each item from period to period:


                                              Percentage Relationship to Revenues          Period to Period Changes
                                                      Years ended June 30                    Years ended June 30
                                            ----------------------------------------     -----------------------------
                                                                                              2002           2001
                                                 2002          2001         2000            vs. 2001       vs. 2000
                                                 ----          ----         ----            --------       --------

Sales                                          100.0%          100.0%       100.0%          (21.8%)           3.5%
                                               -----           -----        -----
Costs and Expenses:
  Cost of sales                                 92.7            92.2         95.0           (21.3)            0.3
  Selling,   general  and   administrative      25.0            22.1         21.5           (11.8)            6.7
    expenses                                   -----           -----        -----
    Total Costs and Expenses                   117.7           114.3        116.5           (19.4)            1.5
                                               -----           -----        -----

Operating Loss                                 (17.7)          (14.3)       (16.5)           (3.1)          (10.5)
Investment Income                                2.7             3.9          3.1           (44.3)           28.6
Interest Expense                                 0.0            (0.1)        (0.1)          (70.1)          (28.9)
Other Income (Expense) - net                    (2.5)           (1.8)         4.4             6.3          (143.0)
                                                 ---             ---          ---
Loss Before Non-Owned Interests
  and Income Taxes                             (17.5)          (12.3)        (9.1)           10.9            40.9
Non-Owned Interest in Midsouth Partners          0.0             0.0          0.1             -            (100.0)
                                                ----            ----          ---
Loss Before Non-Owned Interests in
  Insituform East and Income Taxes             (17.5)          (12.3)        (9.0)           10.9            42.2
Credit for Income Taxes                         (4.9)           (4.3)        (0.0)          (11.5)      (16,800.0)
                                                 ---             ---          ---
Loss Before Non-Owned Interests in
  Insituform East                              (12.6)           (8.0)        (9.0)          (22.9)           (7.8)
Non-Owned Interests in Insituform East           4.7             6.1          7.5           (40.0)          (15.1)
                                                 ---             ---          ---
  Net Loss                                     (7.9%)          (1.9%)        (1.5%)         226.0            28.4
                                                ===             ===           ===

                                  2002 vs. 2001


     Consolidated sales decreased $5.0 million (-22%), primarily as a result of reduced comparable period sales in the southeast region of the United States during fiscal year 2002, and, to a lesser extent, a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory during the latter part of fiscal year 2002 as the result of the loss of a major customer.

     The Company's operating loss decreased $0.1 million (-3%) from an operating loss of -$3.3 million in fiscal year 2001 to an operating loss of -$3.2 million in fiscal year 2002. The Company's gross profit margin decreased from 8% to 7% due primarily to reduced margins experienced in the southeast region of the United States and the absorption of semi-fixed costs over reduced sales levels during fiscal year 2002. The Company's selling, general and administrative expenses decreased $0.6 million (-12%) in fiscal year 2002, primarily as a result of cost reduction measures taken during fiscal year 2002.

     Investment income decreased $0.4 million (-44%), primarily as a result of a decline in interest rates. Interest expense was not significant in either year. Other expense-net increased slightly in fiscal year 2002 as compared to fiscal year 2001, as a result of a decrease in the cash surrender values of insurance policies funding the Company's supplemental retirement plans and, to a lesser extent, a loss of income derived under the SAW Agreement.

     The credit for income taxes of $0.9 million for fiscal year 2002 includes a credit of $203,500 recorded by the parent company, CERBCO, and a credit of $683,000 recorded by Insituform East as a result of tax legislation enacted during the year permitting Insituform East to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996. No additional credit for income taxes was recorded by Insituform East as a result of its pretax losses for fiscal year 2002 as the credit calculated using applicable enacted federal and state tax rates of 39% of such losses was applied to increase the valuation allowance recorded against the deferred tax asset.

     Non-owned interests in the loss of Insituform East decreased $0.6 million (-40%) in fiscal year 2002, as Insituform East's consolidated net loss decreased 40% from -$2,345,056 in fiscal year 2001 to -$1,407,491 in fiscal year 2002.


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

     The Company's consolidated operating loss decreased $0.4 million (-11%) from an operating loss of -$3.7 million in fiscal year 2000 to an operating loss of -$3.3 million in fiscal year 2001. The Company's gross profit margin increased from 5% to 8% due primarily to reduced semi-fixed operating costs in fiscal year 2001 resulting from an aggressive cost reduction program initiated during the fourth quarter of fiscal year 2000. The Company's selling, general and administrative expenses increased $0.3 million in fiscal year 2001, primarily as a result of increased legal and consulting fees, and the recognition in January 1, 2001 of an additional year's increase in liability for the Company's supplemental retirement plans.

     Investment income increased $0.2 million (29%) as a result of the Company's purchase during fiscal year 2000 of marketable securities. Interest expense was not significant in either year. Other income (expense) -net decreased from a net gain of $1.0 million to a net loss of -$0.4 million, primarily as a result of the fluctuation in the cash surrender values of insurance policies funding the Company's supplemental retirement plans.

     The Company's credit for income taxes of $1.0 million for fiscal year 2001 is due primarily to the accounting recognition during the year of the reversal of a prior accrual due to the expiration of certain tax contingencies. The accrual had been established by the parent company, CERBCO, in fiscal year 1997 in connection with the sale of a subsidiary. No credit for income taxes was recorded by Insituform East for fiscal year 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of Insituform East's pre-tax loss was reduced by a $915,000 valuation allowance recorded against the deferred tax asset during the year.

     Non-owned interests in the loss of Insituform East decreased $0.3 million (-15%) in fiscal year 2001, as Insituform East's consolidated net loss decreased 15% from -$2,761,306 in fiscal year 2000 to -$2,345,056 in fiscal year 2001.

Liquidity and Capital Resources

     Liquidity may be defined as the Company's ability to mobilize cash. Cash and cash equivalents increased $3.9 million in fiscal year 2002 due primarily to a decrease in accounts receivable. Cash and cash equivalents decreased $0.6 million in fiscal year 2001 due primarily to an increase in accounts receivable. Cash and cash equivalents decreased $14.7 million in fiscal year 2000 due primarily to capital expenditures and the purchase of $12.0 million in marketable securities.

     The Company's operating activities provided approximately $1.4 million in cash in fiscal year 2002, used approximately $1.3 million in cash in fiscal year 2001 and provided approximately $0.8 million in cash in fiscal year 2000.

     Investing activities provided approximately $2.6 million and $0.8 million in fiscal years 2002 and 2001, respectively, as the Company redeemed portions of its marketable securities. Net cash used in investing activities was approximately $14.9 million in fiscal year 2000. The primary uses of such funds in fiscal year 2000 was the initial investment of the Company's excess cash in marketable securities and the purchase of the remaining non-owned interests in Midsouth Partners. The Company also used cash for capital expenditures in fiscal year 2000 to upgrade, expand and improve production capabilities and purchase vehicles and production equipment to replace aging units.

     Net cash used in financing activities was approximately $0.2, $0.2 million and $0.6 million in fiscal years 2002, 2001 and 2000, respectively. During fiscal years 2002, 2001 and 2000, the parent company, CERBCO, paid regular cash dividends declared for fiscal years 2001, 2000 and 1999, respectively. In fiscal year 2000, the Company also repaid loans to Midsouth Partners from former partners.

     The Company's liquidity remained strong with working capital of approximately $16.4 million and a current ratio of 9 to 1 at June 30, 2002. The Company has cash and temporary investments in market securities of approximately $9.3 million which, pending longer term investment, it believes are more than adequate to meet its cash flow requirements in the foreseeable future.

     As previously disclosed, the parent company, CERBCO, may purchase additional shares of Common Stock of Insituform East in the future. The Company expects that any such purchases would be made in open market transactions, at the then-prevailing market price, and executed through brokers. Any such purchases will require use of the Company's working capital.

Forward-Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, the loss of a major customer or customers, the availability of immediately workable backlog, mix of work, weather, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7.    Financial Statements

           See financial statements provided following Item 8 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This item is incorporated by reference to CERBCO, Inc. Current Report on Form 8-K dated June 18, 2002.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CERBCO, Inc.
Landover, Maryland

We have audited the accompanying consolidated balance sheet of CERBCO, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ ARONSON & COMPANY
ARONSON & COMPANY
Rockville, Maryland
August 29, 2002



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CERBCO, Inc.



We have audited the accompanying consolidated balance sheet of CERBCO, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CERBCO and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche
Deloitte & Touche
McLean, Virginia

September 21, 2001

                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended June 30
                                                            ---------------------------------------------------
                                                                 2002              2001             2000
                                                                 ----              ----             ----

Sales                                                          $18,152,666     $23,206,207        $22,421,875
                                                                ----------      ----------         ----------
Costs and Expenses:
    Cost of sales                                               16,834,485      21,385,064         21,314,391
    Selling, general and administrative expenses                 4,533,899       5,138,268          4,815,439
                                                                ----------      ----------         ----------
        Total Costs and Expenses                                21,368,384      26,523,332         26,129,830
                                                                ----------      ----------         ----------
Operating Loss                                                  (3,215,718)     (3,317,125)        (3,707,955)
Investment Income                                                  499,178         895,348            696,015
Interest Expense                                                    (4,560)        (15,260)           (21,473)
Other Income (Expense) - net                                      (456,601)       (429,664)           998,152
                                                                ----------      ----------          ---------
Loss Before Non-Owned Interests and Income Taxes                (3,177,701)     (2,866,701)        (2,035,261)
Non-Owned Interest in Pretax Loss of Midsouth Partners                   0               0             19,889
                                                                ----------      ----------          ---------
Loss Before Non-Owned Interests in Insituform East, Inc.
   and Income Taxes                                             (3,177,701)     (2,866,701)        (2,015,372)
Provision (Credit) for Income Taxes                               (886,500)     (1,002,000)             6,000
                                                                ----------       ---------          ---------
Loss Before Non-Owned Interests in Insituform East, Inc.        (2,291,201)     (1,864,701)        (2,021,372)
Non-Owned Interests in Loss of Insituform East, Inc.               854,752       1,424,124          1,678,175
                                                                ----------       ---------          ---------
                                                 NET LOSS      $(1,436,449)    $  (440,577)       $  (343,197)
                                                                 =========       =========          =========
    Basic and Diluted Loss per Share                           $     (0.97)    $     (0.30)       $     (0.23)
                                                                 =========       =========          =========

See notes to consolidated financial statements.


                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30
                                                                     ----------------------------------------------
                                                                          2002                           2001
                                                                     ---------------                ---------------
ASSETS
Current Assets:
    Cash and cash equivalents                                            $ 5,598,382                    $ 1,735,972
    Marketable securities                                                  7,258,108                      7,995,843
    Accounts receivable - net                                              4,116,461                      6,983,481
    Inventories                                                              837,217                      1,102,521
    Prepaid and refundable taxes                                             296,899                         80,418
    Prepaid expenses and other                                               266,356                        289,217
                                                                     ---------------                ---------------
        Total Current Assets                                              18,373,423                     18,187,452
                                                                     ---------------                ---------------
Property, Plant and Equipment:
    Land and improvements                                                  2,018,587                      2,018,587
    Buildings and improvements                                             6,035,816                      6,035,816
    Vehicles and production equipment                                     11,528,703                     12,181,033
    Small tools, radios and machine shop equipment                         3,349,502                      3,839,635
    Office furniture and equipment                                         1,283,812                      1,363,611
                                                                     ---------------                ---------------
                                                                          24,216,420                     25,438,682
    Less accumulated depreciation and amortization                       (17,119,002)                   (16,922,043)
                                                                     ---------------                ---------------
        Total Property, Plant and Equipment                                7,097,418                      8,516,639
                                                                     ---------------                ---------------
Other Assets:
    Goodwill - net of accumulated amortization of
     $1,454,129 in 2002 and $1,388,825 in 2001                             1,485,660                      1,550,964
    Deferred income taxes - net of valuation allowance
     of $1,841,500 in 2002 and $1,858,000 in 2001                                  0                              0
    Cash surrender value of SERP life insurance                            1,729,370                      2,000,107
    Marketable securities                                                  2,004,631                      3,582,029
    Deposits and other                                                        44,489                         53,156
                                                                     ---------------                ---------------
        Total Other Assets                                                 5,264,150                      7,186,256
                                                                     ---------------                ---------------
            Total Assets                                                 $30,734,991                    $33,890,347
                                                                     ===============                ===============

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30
                                                                       ----------------------------------------------
                                                                             2002                           2001
                                                                       ----------------               ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                               $ 1,986,458                    $ 2,991,939
    Income taxes payable                                                        10,000                         10,000
    Current portion of capital lease obligations                                 3,352                         32,448
                                                                       ----------------               ---------------
        Total Current Liabilities                                            1,999,810                      3,034,387
                                                                       ----------------               ---------------
Long-Term Liabilities:
    Accrued SERP liability                                                   1,861,716                      1,532,851
    Capital lease obligations (less current portion shown above)                     0                         10,147
                                                                       ----------------              ----------------
    Total Long-Term Liabilities                                              1,861,716                      1,542,998
                                                                       ----------------               ----------------
        Total Liabilities                                                    3,861,526                      4,577,385
                                                                       ----------------               ----------------
Commitments and Contingencies
Non-Owned Interests in Consolidated Subsidiaries                             4,720,148                      5,574,900
                                                                       ----------------               ----------------
Stockholders' Equity:
    Common stock, $.10 par value
        Authorized:  3,500,000 shares
        Issued and outstanding: 1,189,538 shares (at June 30, 2002)            118,953
        Issued and outstanding: 1,189,476 shares (at June 30, 2001)                                           118,947
    Class B Common stock (convertible), $.10 par value
        Authorized:  700,000 shares
        Issued and outstanding: 293,418 (at June 30, 2002)                      29,342
        Issued and outstanding: 293,480 shares (at June 30, 2001)                                              29,348
    Additional paid-in capital                                               7,527,278                      7,527,278
    Retained earnings                                                       14,477,744                     16,062,489
                                                                       ----------------               ----------------
        Total Stockholders' Equity                                          22,153,317                     23,738,062
                                                                       ----------------               ----------------
            Total Liabilities and Stockholders' Equity                     $30,734,991                    $33,890,347
                                                                       ================               ================


See notes to consolidated financial statements.



                                  CERBCO, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2002, 2001 and 2000


                               Common Stock              Class B Common Stock       Additional                          Total Stock
                          --------------------------   ---------------------------     Paid-in          Retained          holders'
                                Shares      Amounts         Shares      Amounts        Capital          Earnings           Equity
                          ----------------------------------------------------------------------------------------------------------

BALANCE - JULY 1, 1999       1,189,476     $118,947        293,480      $29,348     $7,527,278       $17,142,855       $24,818,428

Net loss                             0            0              0            0              0          (343,197)         (343,197)
Dividends declared                   0            0              0            0              0          (148,296)         (148,296)
                          ----------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2000      1,189,476      118,947        293,480       29,348      7,527,278        16,651,362        24,326,935

Net loss                             0            0              0            0              0          (440,577)         (440,577)
Dividends declared                   0            0              0            0              0          (148,296)         (148,296)
                          ----------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2001      1,189,476      118,947        293,480       29,348      7,527,278        16,062,489        23,738,062

Net loss                             0            0              0            0              0        (1,436,449)       (1,436,449)
Dividends declared                   0            0              0            0              0          (148,296)         (148,296)
Conversion of Class B
     Stock into Common Stock        62            6            (62)          (6)             0                 0                 0
                          ----------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2002      1,189,538     $118,953        293,418      $29,342     $7,527,278       $14,477,744       $22,153,317
                          ==========================================================================================================


See notes to consolidated financial statements.



                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended June 30
                                                                          ----------------------------------------------
                                                                               2002            2001           2000
                                                                               ----            ----           ----
Cash Flows from Operating Activities:
    Net loss                                                                $(1,436,449)    $  (440,577)  $   (343,197)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operations:
        Depreciation and amortization                                         1,574,968       2,039,858      2,383,800
        Amounts attributable to non-owned interests                            (854,752)     (1,424,124)    (1,698,064)
        Gain on sale of property and equipment                                 (145,262)       (158,361)      (155,894)
        Deferred income taxes                                                         0               0       (219,000)
        Increase in SERP liability                                              328,865         433,131        252,160
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                        2,867,020        (688,826)       298,258
            (Increase) decrease in inventories                                  265,304         318,583       (147,702)
            (Increase) decrease in other current assets                        (193,620)       (142,359)       663,105
            Increase (decrease) in accounts payable and accrued
expenses                                                                     (1,005,481)         30,012          3,791
            Increase (decrease) in income taxes payable                               0      (1,261,708)      (236,645)
                                                                              ---------       ---------        -------
    Net Cash Provided by (Used in) Operating Activities                       1,400,593      (1,294,371)       800,612
                                                                              ---------       ---------        -------
Cash Flows from Investing Activities:
    Capital expenditures                                                       (127,812)       (279,033)    (1,156,897)
    Sale of property and equipment                                              191,298         261,738        242,980
    Redemption (purchase) of marketable securities - net                      2,315,133         497,773    (12,075,645)
    Increase in investment in Insituform East                                         0          (2,930)      (300,981)
    Purchase of remaining interests in Midsouth Partners                              0               0       (948,707)
    Decrease (increase) in cash surrender value of SERP life insurance          270,737         387,180       (656,323)
    Increase in other assets                                                          0               0        (20,000)
                                                                              ---------      ----------     ----------
    Net Cash Provided by (Used in) Investing Activities                       2,649,356         864,728    (14,915,573)
                                                                              ---------      ----------     ----------
Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                             (39,243)        (30,166)       (42,785)
    Repayment of loans to Midsouth Partners from non-owned interests                  0               0       (400,000)
    Dividends paid                                                             (148,296)       (148,296)      (148,296)
                                                                             ----------      ----------    -----------
    Net Cash Used in Financing Activities                                      (187,539)       (178,462)      (591,081)
                                                                             ----------      ----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                          3,862,410        (608,105)   (14,706,042)
Cash and Cash Equivalents at Beginning of Year                                1,735,972       2,344,077     17,050,119
                                                                              ---------       ---------     ----------
Cash and Cash Equivalents at End of Year                                     $5,598,382    $  1,735,972   $  2,344,077
                                                                              =========       =========    ===========
Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                            $    4,560    $     14,620   $     21,473
    Income taxes paid (refunded)                                             $ (683,000)   $    317,523   $    (65,913)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Additions to capital leases                                              $        0    $          0   $     10,717


See notes to consolidated financial statements.


                                  CERBCO, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

1.       Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO") its wholly-owned subsidiary, CERBERONICS, Inc. and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East") (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

     Cash and cash equivalents consist of unrestricted checking accounts and short-term investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. For purposes of the consolidated statements of cash flows, the Company considers only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest which approximates market. The Company maintains cash balances which may exceed federally insured limits but does not believe that this results in any significant credit risk.

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

Goodwill

     The excess of cost over the fair value of the Insituform East net tangible assets ("goodwill") acquired in 1985 is amortized using the straight-line method over forty years. The Company annually reviews its goodwill recoverability by assessing the historical profitability of Insituform East and expectations as to its future nondiscounted cash flows and operating income; the continued use of its name; the continued use of its license agreements; and the status of various patents which govern the Insituform process. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 2002.

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

Fair Value of Financial Instruments

     The fair market value of the company's financial instruments included in the consolidated financial statements approximates their carrying value.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles, which established accounting and reporting standards for acquired goodwill and other intangible assets subsequent to their acquisition. This Standard will be effective for fiscal years beginning after December 15, 2001, and changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company intends to adopt this Standard during its fiscal year ending June 30, 2003. The amortization of goodwill from past business combinations will cease upon adoption of this Standard. The Company has not determined what impact, if any, the adoption of this Standard will have on the Company's financial position or results of operations.

     During the Company's fiscal year ended June 30, 2002, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets; No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; and No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 and requires a loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the impairment be measured as the difference between the carrying amount and the fair value of the asset. This statement also requires (a) that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to the owners in a spin-off be considered held and used until it is disposed, and (b) that long-lived assets to be disposed of by sale due to discontinued operations are no longer measured on a net realizable value basis, and future operations losses are no longer recognized before they occur. The Company has adopted this Standard for the fiscal year ended June 30, 2002, though it had no impart on the financial statements for the year.

     SFAS No. 145, among other clarifications, eliminates an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are economically similar to sale-leaseback transactions. Management will follow this Standard for all future sale-leaseback transactions and extinguishments of debt transactions subsequent to the May 15, 2002 effective date. Early adoption of this Standard would have had no effect on the June 30, 2002 financial statements..

     In addition, SFAS No. 145 rescinds previous standards that required that material extinguishments of debt be reported as extraordinary items in the Statement of Income. Under SFAS No. 145, such extinguishments must be treated as operating gains and losses unless circumstances are such that they would otherwise qualify as extraordinary under Accounting Principles Board Opinion No.
30. Such circumstances are expected to rarely exist. Management does not believe the adoption of this Standard will have any significant impact on its financial statements.

     SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity commits to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and the Company expects to adopt this new Standard with its fiscal year beginning August 1, 2002. The Company does not have any plans associated with an exit or disposal activity and, therefore, does not believe the adoption of this standard will have an impact on its financial statements.

2.       Marketable Securities

     At June 30, 2002 and 2001, the Company held investments in marketable debt securities which were classified as held-to-maturity. Securities with a maturity date within one year are classified as Marketable Securities as a part of Current Assets. Securities with a maturity date beyond one year are included under Other Assets. All securities included in Other Assets mature within two years. All securities are stated at amortized cost.


         Marketable securities consist of:

                                                               2002                              2001
                                                      Amortized           Fair        Amortized          Fair
                                                         Cost            Value          Cost             Value
        Current:
            U.S. Government and agencies              $3,268,001       $3,294,760   $ 6,495,213      $ 6,546,031
            Corporate                                  3,990,107        3,993,006     1,500,630        1,504,102
                                                       ---------        ---------    -----------      ----------
                                                       7,258,108        7,287,766     7,995,843        8,050,133
                                                       ---------        ---------    -----------      ----------
        Other:
            U.S. Government and agencies               2,004,631        2,007,810     2,270,179        2,277,260
            Corporate                                          0                0     1,311,850        1,323,338
                                                       ---------        ---------    ----------       ----------
                                                       2,004,631        2,007,810     3,582,029        3,600,598
                                                       ---------        ---------    ----------       ----------
                Total marketable securities           $9,262,739       $9,295,576   $11,577,872      $11,650,731
                                                       =========        =========    ==========       ==========

3.       Accounts Receivable

     The Company performs services under contract primarily with governmental authorities - federal, state and local entities. The Company's bad debt writeoffs have been insignificant historically. The Company establishes an Allowance for Doubtful Accounts, if any, based on the specific terms of the Company's pipeline rehabilitation contracts, the profiles of its customer base, its collection and writeoff experience and its review of specific account balances.

         Accounts receivable consist of:

                                                                            2002                 2001
                                                                      -----------------    -----------------
        Due from municipal and commercial customers                      $3,948,614           $6,689,864
        Miscellaneous                                                       176,393              293,617
                                                                         ----------           ----------
                                                                          4,125,007            6,983,481
        Less: Allowance for doubtful accounts                                (8,546)                   0
                                                                         ----------           ----------
                  Total accounts receivable                              $4,116,461           $6,983,481
                                                                         ==========           ==========

4.       Equity in Insituform East

     At June 30, 2002 and 2001, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 34.8% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. At June 30, 2000, CERBCO beneficially held 1,412,850 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 34.8% of the Common Stock, 99.5% of the Class B Common Stock, 39.2% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. Each share of Insituform East Common Stock is entitled to one vote, and each share of Insituform East Class B Common Stock is entitled to ten votes, except with respect to the election of directors and any other matter requiring the vote of Common Stock or Class B Common Stock separately as a class. The holders of Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25% of the authorized number of members of the Insituform East Board of Directors and, if such 25% is not a whole number, then the holders of Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of such membership. The holders of Class B Common Stock, also voting as a separate class, are entitled to elect the remaining directors. Shares of Class B Common Stock are convertible at any time into shares of Common Stock on a share-for-share basis.

     Insituform East maintains an intercompany line of credit facility with CERBCO in the amount of $6,000,000. This facility is available for an indefinite period but does not obligate CERBCO to provide funding to Insituform East. Loans against this facility are due on demand.

     Non-owned interests in Insituform East were equal to 60.7% of the total equity of Insituform East at June 30, 2002 and 2001. Non-owned interests in Insituform East were equal to 60.8% of the total equity of Insituform East at June 30, 2000. Non-owned interests in the loss of Insituform East for the fiscal years ended June 30, 2002, 2001 and 2000 were recorded by CERBCO by applying the above percentages to Insituform East's consolidated net loss for the respective fiscal years.

     During the years ended June 30, 2001 and 2000, CERBCO acquired 2,000 shares and 186,450 shares of Insituform East Common Stock for $2,930 and $300,981, respectively. The differences between the cost of the stock and the net book value thereof, $2,361 in 2001 and $310,252 in 2000 have been credited to excess of acquisition cost over value of net assets acquired.

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 2002, 2001 or 2000. If all the options outstanding at June 30, 2002 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.8% and 57.7%, respectively.

     From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. No shares were purchased in 2002, 2001, or 2000.

5.       Investment in Midsouth Partners

     The Company's consolidated financial statements as of June 30, 2002, 2001 and 2000 and for each of the years then ended include the accounts of Midsouth Partners, Insituform East's majority-controlled subsidiary partnership from June 12, 1996 to July 20, 1999, and wholly-owned subsidiary since July 20, 1999. Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with Insituform East as a general partner. Midsouth Partners was the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20, 1999. The Partnership's general partners to July 20, 1999, were Insitu, Inc., a wholly-owned subsidiary of Insituform East; Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., an affiliate of ITI.

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

     In March 1999, ITI gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform sublicense agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize cured-in-place pipe ("CIPP") rehabilitation processes as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

     The Company settled this dispute with ITI concerning Midsouth Partners under the terms of an agreement reached July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American
Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of Insituform East purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform sublicense agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform sublicense agreement as the same existed on July 20, 1999.

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

     Due to continued adverse business conditions in the southeast region of the United States served by Midsouth Partners, the Company has undertaken an indefinite suspension of further Midsouth Partners' subsidiary operations as of April 2002.

     Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1999 are as follows:

                                                 Year Ended June 30, 2000
                                            -----------------------------------

         Sales                                         $22,421,875
         Net Loss                                      $ (350,998)
         Net Loss Per Share:
            Basic                                      $    (0.24)
            Diluted                                    $    (0.24)

6.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of:

                                                                               2002              2001
                                                                               ----              ----
        Accounts payable                                                     $1,187,112       $1,685,392
        Accrued compensation and other expenses                                 651,050        1,158,251
        Dividends payable                                                       148,296          148,296
                                                                              ---------        ---------
             Total accounts payable and accrued liabilities                  $1,986,458       $2,991,939
                                                                              =========        =========

7.       Commitments


Leases

     The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $228,000, $181,000 and $267,000 for the years ended June 30, 2002, 2001 and 2000, respectively. In addition, the Company obtains certain mobile production equipment under long-term capital leases. The net book value of equipment under capital lease at June 30, 2002 is approximately $3,000. Minimum future rental commitments under long-term capital and operating leases in effect at June 30, 2002, are as follows:


        Years Ending June 30                              Capital Leases         Operating Leases
        --------------------                            -------------------     -------------------
        2003                                                  $3,683                  $32,646
        2004 and thereafter                                        0                   21,764
                                                               -----                   ------
        Total Minimum Payments                                 3,683                  $54,410
                                                                                       ======
        Less:  Interest                                          331
                                                               -----
        Present Value of Minimum Payments                     $3,352
                                                               =====


License Agreements

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

     Midsouth Partners entered into a sublicense agreement with ITI which granted Midsouth Partners the right to perform the Insituform process in Tennessee, most of Kentucky and northern Mississippi under terms similar to Insituform East's sublicense agreements discussed above. In connection with the Midsouth Settlement Agreement, Midsouth Partners' Insituform sublicense agreement and its requirement to pay royalties were relinquished effective July 20, 1999.

     Insituform East has also entered into license agreements for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark. Insituform East has committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

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

     The agreements obligate Insituform East to pay minimum annual royalties during the terms of the agreements unless waived upon approval of Insituform East's marketing and sales plans for licensed processes by ITI. During the year ended June 30, 2002, Insituform East incurred $1,246,508 in royalty expense, to include $240,862 in minimum annual royalties not waived by ITI. During the year ended June 30, 2001, Insituform East incurred $1,258,372 in royalty expense, including $242,956 in minimum annual royalties not waived by ITI. During the year ended June 30, 2000, Insituform East incurred $1,215,929 in royalty expense, including $220,806 in minimum annual royalties not waived by ITI. Insituform East has not received a waiver of minimum annual royalties for the year ending June 30, 2003.

Supply Agreements

     On December 29, 1997, Insituform East entered into a supply agreement with ITI whereby Insituform East committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement would have automatically extended for one year periods unless notice of termination was provided by either party six months prior to the end of any such annual period. On June 24, 2002, Insituform East notified ITI of its election to terminate the agreement on December 31, 2002, in order to negotiate a new agreement.

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

8.       Contingencies

Dispute with ITI - United States District Court for the Middle District of Tennessee

     As previously reported, ITI, Insituform East's Insituform process licensor and former partner in the Midsouth Partners' partnership, initiated a second calendar 1999 lawsuit against the Company in the United States District Court for the Middle District of Tennessee on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. On April 24, 2002, the Court, having conducted a four-day trial, issued a ruling confirming the ability of Midsouth Partners to offer its MSP-Liner(TM) brand of cured-in-place pipe rehabilitation process and products without geographic restriction or royalty obligations to ITI. The Court rejected ITI's claim that Midsouth Partners' operations are limited to the territory in which it formerly enjoyed exclusive CIPP rights as an Insituform sublicensee. The Court likewise rejected ITI's claim that Midsouth Partners is restricted by the Insituform sublicenses currently held by Midsouth Partners' parent company, Insituform East. The Court thus vindicated Midsouth Partners' position that the termination of its Insituform sublicense left it free to offer competing CIPP products substantially without geographic or product restriction. The Court also rejected ITI's claim that Midsouth Partners has breached the Settlement Agreement whereunder ITI granted to Midsouth Partners a royalty-free, non-exclusive right, without limit in time to continue to utilize within its former exclusive territory the cured-in-place processes, techniques, and inventions that it formerly practiced pursuant to its Insituform sublicense. The Court similarly rejected ITI's claims that Midsouth Partners and Insituform East have violated the Patent Act, the Lanham Act, and the Tennessee Model Trademark Act. The Court issued a declaratory judgment confirming Insituform East's obligation to pay crossover royalties for CIPP work that Insituform East performs outside of its exclusive territories, as well as ITI's relief from any continuing obligation to Insituform East under the SAW Agreement with respect to former Insituform process licensees.

Other

     The Company is also involved in other contingencies, arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

9.       Common Stock

     The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In fiscal year 2002, 62 shares of Class B Common Stock were converted to Common Stock. In fiscal years 2001 and 2000, no shares were converted.

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


10.      Income Taxes

     The provision (credit) for taxes is composed of the following (in thousands):

                                                              2002                  2001                 2000
                                                             ------                ------               ------
        Current Taxes:
            Federal                                           $(887)              $(1,002)                $ 225
            State                                                 0                     0                     0
                                                                ---                 -----                   ---
                Total current tax expense (benefit)            (887)               (1,002)                  225
                                                                ---                 -----                   ---
        Deferred Taxes:
            Federal                                               0                     0                  (191)
            State                                                 0                     0                   (28)
                                                                ---                 -----                  ----
                Total deferred tax expense (benefit)              0                     0                  (219)
                                                                ---                 -----                   ---
                    Total provision (credit) for taxes        $(887)              $(1,002)                $   6
                                                               ====                 =====                 =====


     The provision (credit) for income taxes is different from that computed using the statutory federal income tax rate of 34% for the following reasons (in thousands, except percentages):

                                                                 2002                 2001                2000
                                                                Amounts        %     Amounts       %     Amounts       %
                                                                -------        -     -------       -     -------       -

        Taxes computed at statutory rate                        $(1,081)      (34)   $  (975)     (34)    $(678)      (34)
        Increase (decrease) in taxes resulting from:
            State and  local  income  taxes,  net of
              federal income tax benefit (expense)                 (105)       (3)      (127)      (4)     (171)       (8)
            Non-taxable income                                        0         0          0        0      (135)       (7)
            Non-deductible items                                    335        11        237        8        47         2
            Reversal of prior provision                                        (1)    (1,052)     (37)        0         0
                                                                    (19)
            Valuation allowance                                     (17)      (1)        915       32       943        47
                                                                  ------     ----    ------      ----     ------      ----
                Total provision (credit) for taxes              $  (887)     (28)    $(1,002)     (35)    $   6         0
                                                                    ===       ==      =====        ==      ====        ==


     During the fiscal year ended June 30, 2002, Insituform East recognized a $683,000 credit for income taxes resulting from tax legislation enacted during the third quarter permitting Insituform East to carry back tax losses incurred during the fiscal year ended June 30, 2001 against taxable income recognized during the fiscal year ended June 30, 1996. Previous tax law permitted only a two-year carry-back period for fiscal year 2001 tax losses.

     The calculation of Insituform East's credit for income taxes for the years ended June 30, 2002 and 2001, using applicable enacted federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $1,841,500 and $1,858,000 at June 30, 2002 and 2001, respectively, has been reduced by a valuation allowance of $1,841,500 and $1,858,000, respectively, because, based on the weight of evidence available, to include Insituform East's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

     During the fiscal year ended June 30, 2001, the Company recognized a reversal of a prior tax accrual in the amount of approximately $1,052,000 due to the expiration of certain tax contingencies. The accrual had been established by the Company in fiscal year 1997 in connection with the sale of a subsidiary.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset at June 30, 2002 and 2001 are presented below:


                                                                         June 30,
                                                          -------------------------------------
                                                               2002                 2001
                                                               ----                 ----
        Deferred Tax Assets:
            Net operating loss carryforwards                 $ 2,438,000         $  2,633,000
            Deferred compensation                                      0               20,000
            Other                                                154,000               97,000
            Valuation allowance                               (1,841,500)          (1,858,000)
                                                               ---------            ---------
                Total deferred tax assets                        750,500              892,000
        Deferred Tax Liability:
            Accounts receivable                                   (3,500)                   0
            Deferred compensation                                 (6,000)                   0
            Depreciation                                        (741,000)            (892,000)
                                                                 -------              -------
                Net deferred tax asset                       $         0         $          0
                                                              ==========          ===========


11.      Net Loss Per Share

     Basic and diluted loss per share data have been computed based upon the number of common shares outstanding during each period. The following numbers of shares have been used in the net loss per share computations:

           2002                        2001                   2000
           ----                        ----                   ----
         1,482,956                  1,482,956              1,482,956
         =========                  =========              =========

12.      Retirement Benefit Plans

     Employees of Insituform East (including employees of the parent company, CERBCO) and Midsouth Partners who meet certain minimum eligibility requirements and who are not covered by collective bargaining agreements participate in separate profit-sharing plans. No employees of either company were covered by collective bargaining agreements as of June 30, 2002. Contributions to the plans are determined annually by the respective companies. No contributions were made during the fiscal years ended June 30, 2002 and 2001. During the fiscal year ended June 30, 2000, the Company recognized profit sharing expense of approximately $15,000. The two plans were combined effective July 1, 2002.

13.      Supplemental Executive Retirement Plans

     CERBCO has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was approximately $277,000, $358,000 and $209,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. CERBCO established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of SERP life insurance. Assets of the trust are subject to the claims of CERBCO's creditors in the event of bankruptcy or insolvency.

     On January 1, 1998, Insituform East established a similar unfunded supplemental pension plan for its then three executive officers who are not otherwise participants in the CERBCO plan. One of these officers retired in fiscal year 2002. The expense for this plan was approximately $69,000, $138,000 and $49,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. On July 1, 1998, Insituform East established a trust to facilitate the payment of benefits under its plan. Funds in this trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of SERP life insurance. Assets of the trust are subject to the claims of Insituform East's creditors in the event of bankruptcy or insolvency.

14.      Stock Option Plans

     During fiscal year 1998, CERBCO adopted the CERBCO 1997 Directors' Stock Option Plan. Under the terms of this plan, up to 125,000 shares of Common Stock have been reserved for CERBCO's directors. All grants of options are made at the market price on the date of the grant and are immediately exercisable. CERBCO granted options for 20,000 shares (options on 5,000 shares to each of four directors) of CERBCO's Common Stock on May 14, 2002, December 8, 2000 and December 10, 1999, at the option prices of $4.00 per share, $3.625 per share and $5.375 per share, respectively, exercisable within five years of the date of the grants. The following is a summary of transactions for the CERBCO 1997 Directors' Stock Option Plan:

                                                                             Shares Under Option
                                                          ----------------------------------------------------------
                                                                  2002                2001                2000
                                                                  ----                ----                ----
        Outstanding, beginning of year                           80,000              60,000              40,000
        Granted during the year                                  20,000              20,000              20,000
        Exercised during the year                                     0                   0                   0
        Expired/canceled during the year                              0                   0                   0
                                                                -------              ------              ------
        Outstanding, end of year                                100,000              80,000              60,000
                                                                =======              ======              ======

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

     Summary information for stock options granted during the years ended June 30, 2002, 2001 and 2000 is as follows:

                                                                            Years ended June 30,
                                                          ------------------- ------------------- ------------------
                                                                 2002                2001               2000
                                                                 ----                ----               ----

        Date of grant                                          5/14/02             12/08/00           12/10/99
        Option shares granted                                   20,000              20,000             20,000
        Per share exercise price                                $4.00               $3.63               $5.38
        Fair value per option share                             $2.91               $1.31               $2.20

     The fair value of options granted during the years ended June 30, 2002, 2001 and 2000 was estimated on the dates of the grants using the binomial option-pricing model using the following assumptions:

                                                                            Years ended June 30,
                                                          ----------------------------------------------------------
                                                                 2002                2001               2000
                                                                 ----                ----               ----
        Risk-free interest rate                                 3.26%               5.32%               5.98%
        Expected option life                                   5 years             5 years             5 years
        Expected stock price volatility                          55%                 40%                 44%
        Expected dividend yield                                   3%                  3%                 2%

     If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share for the years ended June 30, 2002, 2001 and 2000 would be as follows:

                                                                              Years ended June 30,
                                                            ---------------------------------------------------------
                                                                    2002               2001              2000
                                                                    ----               ----              ----
        Net Loss:
            As reported                                         $(1,436,449)        $(440,577)       $(343,197)
            Pro forma                                           $(1,474,826)        $(457,892)       $(372,247)
        Basic and Diluted Net Loss per Share:
            As reported                                           $ (0.97)           $ (0.30)      $      (0.23)
            Pro forma                                             $ (0.99)           $ (0.31)      $      (0.25)

15.      Significant Customers

     The Company performs services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, a majority of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. The Company was not the low bidder on renewal work during fiscal year 2002 with its largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had an immediate effect on the Company's workable backlog pending the procurement of replacement contracts. During the year ended June 30, 2002, a county government in the Washington, D.C. metropolitan area, a city government in central Virginia and a regional sanitary authority in southeast Ohio account for 38%, 15% and 14%, respectively, of the Company's revenues. During the year ended June 30, 2001, a county government in the Washington, D.C. metropolitan area, a municipal government in Tennessee and Federal Government contracts (collectively) accounted for 24%, 14% and 11%, respectively, of the Company's revenue. During the year ended June 30, 2000, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively), a municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's revenue.


16.      Unaudited Quarterly Financial Data

     The following table provides summarized quarterly results of operations for fiscal years 2002 and 2001 (in thousands, except per share information):

                                                                       Three Months Ended
                                                  -----------------------------------------------------------
        2002                                        September 30       December 31      March 31     June 30
        ----                                        ------------       -----------      --------     -------
        Sales                                          $4,865            $5,185           $4,884     $3,219
        Gross profit (loss)                              (136)              865              651        (62)
        Net earnings (loss)                              (774)              314             (293)      (683)
        Net earnings (loss) per share                   (0.52)             0.21            (0.20)     (0.46)


        2001                                        September 30       December 31      March 31     June 30
        ----                                        ------------       -----------      --------     -------

        Sales                                          $6,332            $5,805           $6,290     $4,779
        Gross profit (loss)                             1,169               614              430       (392)
        Net earnings (loss)                                96              (496)            (613)       572
        Net earnings (loss) per share                    0.06             (0.33)           (0.41)      0.38


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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)      Identification of Directors and Executive Officers

Name                         Age      Director Since         Positions with Registrant          Held Since
----                         ---      --------------         -------------------------          ----------
Robert W. Erikson            57       December 1974 1/_      President                          February 1988
George Wm. Erikson           60       November 1975 1/_      Chairman and General Counsel       February 1988
Webb C. Hayes, IV            54       April 1991             None
Paul C. Kincheloe, Jr.       61       April 1991             None
Robert F. Hartman            55       N/A                    Vice President, Secretary          February 1988 2/
and Treasurer

1/ Date of initial election as a director of the Company's then publicly-traded predecessor company, CERBERONICS. Elected as a CERBCO director in February 1988, under a Plan of Reorganization and Merger whereby CERBERONICS became a wholly-owned subsidiary of CERBCO.
2/ Date of initial election as a vice president of the Company. Elected as Secretary in June 1991 and as Treasurer in December 1997.

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

     Mr. Hartman joined CERBERONICS in August 1979 as Controller and Manager of the Accounting Department. In November 1981, he was elected Assistant Vice President and in April 1984, he was elected Vice President & Treasurer, in which positions he served until his departure from CERBERONICS in September 1985. From October 1985 to February 1988, Mr. Hartman was Controller of Dynamac International, Inc. He returned to CERBERONICS and his former positions in
February 1988 and, in addition,  was elected Vice  President  and  Controller of
CERBCO. In June 1991, he joined Insituform East as Vice President of Administration and Secretary. In May 2002, he assumed the additional titles and duties of Treasurer and Chief Financial Officer. He was also elected Secretary of CERBCO in June 1991 and Treasurer and Chief Financial Officer in December 1997. From 1976 to 1977, Mr. Hartman was an accountant for Coopers & Lybrand, and from 1977 to 1979, he was a partner in the accounting firm of Hartman and Hartman. Mr. Hartman is a Certified Public Accountant and holds a B.S. degree from the United States Naval Academy, a B.A. degree from the University of South Florida and an M.B.A. degree from The George Washington University.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to Reporting Persons were complied with during the fiscal year.


(b)      Identification of Certain Significant Employees:

         Not applicable.

(c)      Family Relationships:

         Mr. Robert Erikson, Director and President, and Mr. George Erikson, Director, Chairman and General Counsel are brothers.

(d)      Involvement in Certain Legal Proceedings:

         Not applicable

Item 10.  Executive Compensation

     CERBCO is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, in Insituform East ("IEI"). CERBCO officers participate in the management of each of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and its subsidiaries for the fiscal years ended June 30, 2002, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE
                                                                                          Long-Term Compensation
                                                               Annual Compensation             Awards       Payouts
                                                                                         -----------------  -------

Name                                                           Other        Total         Restricted
and                                                            Annual       Annual        Stock    Options/ LTIP     All Other
Principal                                  Salary     Bonus    Compensation Compensation  Awards   SARs     Payouts  Compensation
Position             Year                    ($)      ($)      ($) 2/       ($)           ($)      (#)      ($)      ($) 3/

Robert W. Erikson    2002  CERBCO        $   11,934     $0     $   0         $ 11,934      $    0    5,000   $  0      $    0
Director &                 IEI              186,282      0         0          186,282           0   15,000      0         949
President 1/               CERBERONICS       94,266      0         0           94,266           0        0      0           0
                                         --------------------------------------------------------------------------------------
                                         $ 292,481      $0     $   0         $292,481      $    0   20,000   $  0      $  949
                                         ======================================================================================
                     2001  CERBCO        $   11,934     $0     $   0         $ 11,934      $    0    5,000   $  0      $    0
                           IEI              225,271      0         0          225,271           0   15,000      0       1,463
                           CERBERONICS       94,266      0         0           94,266           0        0      0           0
                                         --------------------------------------------------------------------------------------
                                         $  331,471     $0     $   0          331,471      $    0    20,000  $  0      $1,463
                                         ======================================================================================
                     2000  CERBCO        $   11,81$     $0     $   0           11,819      $    0     5,000  $  0      $    0
                           IEI              223,106      0         0          223,106           0    15,000     0       1,140
                           CERBERONICS       93,359      0         0           93,359           0         0     0           0
                                         --------------------------------------------------------------------------------------
                                         $  328,284     $0     $   0         $328,284      $    0    20,000  $  0      $1,140
                                         ======================================================================================
George Wm. Erikson   2002  CERBCO        $   11,934     $0     $   0           11,934      $    0     5,000  $  0      $    0
Director,                  IEI              186,282      0         0          186,282           0    15,000     0         949
Chairman &                 CERBERONICS       94,266      0         0           94,266           0         0     0           0
General Counsel 1/                       --------------------------------------------------------------------------------------
                                         $ 292,481      $0     $   0         $292,481      $    0    20,000  $  0      $  949
                                         ======================================================================================
                     2001  CERBCO        $   11,934     $0     $   0         $ 11,934      $    0     5,000  $  0      $    0
                           IEI              225,271      0         0          225,271           0    15,000     0       1,463
                           CERBERONICS       94,266      0         0           94,266           0         0     0           0
                                         --------------------------------------------------------------------------------------
                                         $  331,471     $0     $   0         $331,471      $    0    20,000  $  0      $1,463
                                         ======================================================================================
                     2000  CERBCO        $   11,819     $0     $   0         $ 11,819      $    0     5,000  $  0      $    0
                           IEI              223,106      0         0          223,106           0    15,000     0       3,540
                           CERBERONICS       93,359      0         0           93,359           0         0     0           0
                                         --------------------------------------------------------------------------------------
                                         $  328,284     $0     $   0         $328,284      $    0    20,000  $  0      $3,540
                                         ======================================================================================
Robert F. Hartman    2002  CERBCO        $    9,039     $0     $   0         $  9,039      $    0         0  $  0      $    0
Vice President,            IEI               96,427      0         0           96,427           0         0     0         509
Secretary &Treasurer       CERBERONICS        3,200      0         0            3,200           0         0     0           0
                                         --------------------------------------------------------------------------------------
                                         $  108,666     $0     $   0         $108,666      $    0         0  $  0      $  509
                                         ======================================================================================
                     2001  CERBCO        $    8,814     $0     $   0         $  8,814$     $    0         0  $  0      $    0
                           IEI               95,883      0         0           95,883           0    30,000     0         783
                           CERBERONICS        3,120      0         0            3,120           0         0     0           0
                                         --------------------------------------------------------------------------------------
                                         $  107,817     $0     $   0         $107,817      $    0    30,000  $  0      $  783
                                         ======================================================================================
                     2000  CERBCO        $    8,729     $0     $   0         $  8,729      $    0         0  $  0      $    0
                           IEI               94,962      0         0           94,962           0         0     0       1,004
                           CERBERONICS        3,089      0         0            3,089           0         0     0           0
                                         --------------------------------------------------------------------------------------
                                         $  106,780     $0     $   0         $106,780      $    0         0  $  0      $1,004
                                         ======================================================================================


1/ The Company's Corporate Executive Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief Executive
     Officer of the Company.
2/ None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.
3/   Amounts allocated under the IEI Advantage Plan as described on pg. 38.



COMPENSATION PURSUANT TO PLANS

CERBCO, Inc. Plans

CERBCO Supplemental Executive Retirement Plan

     During fiscal year 1994, CERBCO entered into Supplemental Executive Retirement Agreements with Messrs. Robert Erikson, George Erikson and Robert Hartman pursuant to a Supplemental Executive Retirement Plan (the "CERBCO
SERP"). The agreements provide for monthly retirement benefits of 50% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries, as defined in and limited by the executive's agreement, for Messrs. Robert Erikson and George Erikson. In the case of Mr. Robert Hartman, the agreement provides for 25% of the executive's final aggregate monthly salary from CERBCO and its subsidiaries, as defined in and limited by the executive's agreement. Each covered executive's benefit under the plan is payable in equal monthly amounts for the remainder of the covered executive's life beginning as of any date on or after his 62nd birthday (at the covered executive's election) but not before his termination of service. Payments under the CERBCO SERP are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

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

     The following table sets forth information concerning vested annual benefits as of June 30, 2002 for the executives listed in the Summary Compensation Table covered by the CERBCO SERP:


                                Years of Credited      Current Annual Covered        Vested          Vested Annual
Name                            Service Under Plan          Compensation            Percentage          Benefit
----                            ------------------          ------------            ----------          -------

Robert W. Erikson                       10                    $298,773                55.58%            $82,993
George Wm. Erikson                      10                    $298,773                66.67%            $99,591
Robert F. Hartman                       10                    $107,558                50.00%            $13,445

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

     The terms of the CERBCO 1997 Directors' Plan contemplated that each director of the Company be granted an option to purchase 5,000 shares of the Company's Common Stock each year for five years, for a total of 25,000 shares of Common Stock per director, beginning in fiscal year 1997. On May 14, 2002, options on a total of 20,000 shares of Common Stock were granted to directors of the Company (options on 5,000 shares to each of four directors) at a per share price of $4.00. No options available under the plan were exercised by directors of the Company during fiscal year 2002.

Insituform East, Incorporated Plans

Insituform East Employee Advantage Plan

     As executive officers of Insituform East, Messrs. Robert Erikson, George Erikson and Robert Hartman participate in the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"). The IEI Advantage Plan is a noncontributory profit sharing (retirement) plan in which all employees not covered by a collective bargaining agreement and employed with Insituform East for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Insituform East Board of Directors which determines, at its discretion, the amount of Insituform East's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of Insituform East, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of Insituform East's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation above FICA limits. Amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% of the contribution paid vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2002.


     The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation by any whole percentage from 2% to 16% subject to certain limitations. At its discretion, Insituform East's Board of Directors may authorize an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. No matching contribution was authorized for the fiscal year ended June 30, 2002. The following amounts forfeited by former participants were reallocated under the plan to the named executive officers of the Company:

Names and Capacities in Which                                      Contributions for           Vested Percent
Cash Contributions Were Made                                      Fiscal Year 2002 1/          as of 6/30/02
------------------------------                                --------------------------      ----------------

George Wm. Erikson, Chairman                                              $949                       100%
Robert W. Erikson, President                                              $949                       100%
Robert F. Hartman, Vice President - Administration & Secretary            $509                       100%
Executive officers of Insituform East as a Group,
  (6 persons, including those named above)                              $2,407                        N/A

1/ Amounts totaling $17,461 were forfeited by former participants who terminated employment with Insituform East during fiscal year 2002 and were reallocated to remaining plan participants.

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

     On May 14, 2002, options on a total of 60,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of four directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $0.80. No options available under this plan were exercised by directors of Insituform East during fiscal year 2002.

Insituform East 1994 Board of Directors' Stock Option Plan

     Insituform  East  adopted,  with  stockholder  approval  at the 1994 Annual
Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan (the "IEI 1994 Directors' Plan). The purpose of this plan is the same as the IEI 1999 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. Under the terms of this plan, up to 120,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East. As directors of Insituform East, Messrs. Robert Erikson and George Erikson participate in this plan. No options available under the plan were exercised by directors of Insituform East during fiscal year 2002. Insituform East 1999 Employee Stock Option Plan

     Insituform East adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the Insituform East, Incorporated 1999 Employee Stock Option Plan (the "IEI 1999 Employee Plan"). The purpose of the plan is to advance the growth and development of the Company by affording an opportunity to full-time employees of the Company to purchase shares of the Company's Common Stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. Any employee of the Company who is employed on a full-time basis is eligible for participation. Under the terms of the plan, up to 350,000 shares of Insituform East's Common Stock have been reserved for the employees of Insituform East. The plan is administered by the Incentive Stock Option Plan Committee consisting of Messrs. Thomas J. Schaefer and Webb C. Hayes, IV.

     On December 8, 2000, options on a total of 140,000 shares of Insituform East's Common Stock were granted to then four executive officers of Insituform East (including Mr. Robert Hartman, but not including Messrs. Robert Erikson and George Erikson) at a per share price of $1.5625. These options will vest on December 8, 2002 and are exercisable any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan were exercised by executive officers of Insituform East during the fiscal year ended June 30, 2002.

OPTION/SAR GRANTS TABLE

     The following table sets forth information concerning options or Stock Appreciation Rights granted to each of the named executive officers during fiscal year 2002 under the CERBCO 1997 Directors' Plan, the IEI 1999 Directors' Plan and the IEI 1999 Employee Plan:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                              Individual Grants
                         ------------------------------------------------------------
                              Option/        % of Total Options/SARs     Exercise or   Expiration
           Name                 SARs         Granted to Employees in         Base         Date
                            Granted (#)            Fiscal Year            ($/Share)
--------------------------- ------------- ------------------------------ ------------- -----------
Robert W. Erikson
  CERBCO 1997
     Directors' Plan            5,000                   25%                  $4.00      5/14/07
  IEI 1999 Directors' Plan     15,000                   25%                  $0.80      5/14/07

George Wm. Erikson
  CERBCO 1997
     Directors' Plan            5,000                   25%                  $4.00      5/14/07
  IEI 1999 Directors' Plan     15,000                   25%                  $0.80      5/14/07


AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

     No option or Stock Appreciation Right grants made under the CERBCO 1997 Directors' Plan, the IEI 1999 and 1994 Directors' Plans or the IEI 1999 Employee Plan to any of the named executive officers were exercised during fiscal year 2002. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 2002:

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                 --------------------------------------------------------------------------------

                                                                 Number of Unexercised      Value of Unexercised in the
                                                              Options/SARs at FY-End(#)        Money Options/SARs at
                                                                                                     FY-End($)
                             Shares
Name                         Acquired    on  Value  Realized  Exercisable Unexercisable     Exercisable   Unexercisable
                             Exercise (#)    ($)
---------------------------- --------------- ---------------- ----------- --------------    ------------ ----------------
Robert W. Erikson
  CERBCO 1997
    Directors' Plan                0               $0           25,000              0           $0             $0
  IEI 1994 Directors' Plan         0               $0           30,000              0           $0             $0
  IEI 1999 Directors' Plan         0               $0           45,000              0           $0             $0

George Wm. Erikson
  CERBCO 1997
    Directors' Plan                0               $0           25,000              0           $0             $0
  IEI 1994 Directors' Plan         0               $0           30,000              0           $0             $0
  IEI 1999 Directors' Plan         0               $0           45,000              0           $0             $0

Robert F. Hartman
  IEI 1999 Employee Plan           0               $0                0         30,000           $0             $0
---------------------------- --------------- ---------------- ----------- --------------    ------------ ----------------


LONG-TERM INCENTIVE PLAN AWARDS

     Neither the Company nor its subsidiaries have any long-term incentive plans.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     During fiscal year 2001, one of the Company's executive officers, Mr. Robert Hartman, entered into a severance agreement with Insituform East whereby, in the event of a change in control of Insituform East and the subsequent termination of the executive's employment by Insituform East, the executive will receive payment of one year's base salary and annual bonus, if any. The agreement also provides that, in the event the executive voluntarily resigns, the executive will not, without consent of Insituform East, enter into employment or other association with any other pipeline rehabilitation business in the United States.

     During fiscal year 2002, Mr. Hartman entered into a similar severance agreement with CERBCO whereby, in the event of a change in control of CERBCO and the subsequent termination of the executive's employment by CERBCO, the executive will receive payment of one year's base salary and annual bonus, if any. No other arrangements between the Company and any named executive officer, or payment to an executive office, resulted or will result from the resignation, retirement or other termination of employment with the Company, in an amount that exceeded $100,000 during fiscal year 2002.


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

REPRICING OF OPTIONS/SARS

     The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2002.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

     The following table reflects, as of June 30, 2002, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:

Name & Address of                                                  Amount and Nature of
Beneficial Owner                      Title of Class               Beneficial Ownership           Percent of Class
----------------                      --------------               --------------------           ----------------

Robert W. Erikson                       Common Stock                       60,700  1/                       5.1%
3421 Pennsy Drive                       Class B Common Stock              131,750  1/                      44.9%
Landover, MD 20785

George Wm. Erikson                      Common Stock                       59,602  2/                       5.0%
3421 Pennsy Drive                       Class B Common Stock              115,814  2/                      39.5%
Landover, MD 20785

Schaenen Capital Management, LLC        Common Stock                       76,400  3/                       6.4%
200 Park Avenue, Suite 3900
New York, NY 10166

Remnant Partners L.P.                   Common Stock                       61,300  4/                       5.2%
714 St. Johns Road
Baltimore, MD  21210
--------------------------------------- ---------------------------- ------------- ---------------- ------------------

1/   Record and beneficial ownership, sole voting and sole investment power.
-
2/ Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson's spouse, as to which there is shared voting and investment power. 3/ Beneficial ownership, sole voting and sole investment power as publicly disclosed in Amended Schedule 13G filed with the Securities and Exchange Commission on February 12, 2002.
4/ Based upon an Amended Schedule 13G filed with the Securities and Exchange
   Commission on January 15, 2002. That Schedule indicates that Remnant Partners L.P., of which Mr. John C. Boland is the President of the General Partner, has sole voting and dispositive power with respect to 44,500 shares of Common Stock and that Mr. Boland holds an additional 16,800 shares of Common Stock in his personal accounts.

(b)      Security Ownership of Management

     The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of June 30, 2002, and with respect to all directors and officers of CERBCO as a group:

                                                      Amount & Nature of Beneficial Ownership
Name of Beneficial Owner      Title of Class           Owned Outright        Exercisable Options  Percent of Class
------------------------      --------------           --------------        -------------------  ----------------
Robert W. Erikson               Common Stock                  60,700    1/            20,000                6.4%
                                Class B Common Stock         131,750    1/                 0               44.9%

George Wm. Erikson              Common Stock                  59,602    2/            20,000                6.3%
                                Class B Common Stock         115,814    2/                 0               39.5%

Webb C. Hayes, IV               Common Stock                   4,500                  20,000                1.9%

Paul C. Kincheloe, Jr.          Common Stock                   7,500                  20,000                2.2%

All  directors and officers as  Common Stock                 132,302                  80,000               16.7%
 a    group    (5    persons    Class B Common Stock         247,564                       0               84.4%
 including    those    named
 above) 3/
------------------------------- -------------------------- ------------ --------- --------------------- ----------

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

(c)      Changes in Control

     There were no changes in control of the Company during the year ended June 30, 2002.

Item 12.  Certain Relationships and Related Transactions

     Not applicable.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit  Number*                                                                                               Pages
----------------
3.1              CERBCO, Inc. Certificate of Incorporation

3.2              CERBCO, Inc. By-Laws

10.1             Insituform Process Sublicense Agreement - Maryland, Virginia, D.C. Territory

10.2             Insituform Process Sublicense Agreement - Delaware, Eastern Pennsylvania Territory

10.3             Insituform Process Sublicense Agreement - Western Pennsylvania Territory

10.4             Insituform Process Sublicense Agreement - Northern Ohio Territory

10.5             Insituform Process Sublicense Agreement - Southern Ohio Territory

10.6             Insituform Process Sublicense Agreement - West Virginia Territory

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

10.11            Insituform East, Inc. Incentive Stock Option Agreement

10.12            Insituform East, Inc. Severance Agreement

                 Exhibits 10.11 and 10.12 are incorporated by reference to Exhibits to CERBCO, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

10.13            CERBCO, Inc. Severance Agreement                                                              48-59

99               CERBCO,  Inc.  Consolidating  Schedules:  Statement of Operations  Information  for the
                   Year Ended June 30, 2001;  Balance Sheet  Information and  Consolidating  Elimination
                   Entries as of June 30, 2001, and Related Independent Auditors' Report.                      60-63
---------------- ------------------------------------------------------------------------------------------- ----------

* The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-B.

(b)      Reports on Form 8-K

     The Company filed three reports on Form 8-K during the quarter ended June 30, 2002. The first report, dated on May 15, 2002, did not include any financial statements and reported on the following item:

         Item 5. Other Events

     Press release dated May 15, 2002, announcing, pursuant to a proxy solicitation dated April 12, 2002, that a recapitalization plan submitted to a stockholder vote at the Company's Annual Meeting on May 14, 2002, did not receive sufficient Common Stock class votes for approval. The press release also announced the results of the voting on a proposal regarding the uncontested election of directors of the Company.

     The second report, dated June 18, 2002, and amended June 21, 2002, did not include any financial statements and reported on the following item:

         Item 4.  Changes in Registrant's Certifying Accountant

     On June 11, 2002, the Company dismissed Deloitte & Touche, LLP, and engaged Aronson & Company as its principal independent accountant.

     The third report, dated June 13, 2002, did not include any financial statements and reported on the following item:

         Item 5.  Other Events

     Press release announcing that the Company had declared cash dividends on June 13, 2002.

Item 14.  Controls and Procedures

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on September 26, 2002.

                                        /s/ROBERT  W. ERIKSON
                                        ----------------------------------------
                                        Robert W. Erikson
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title             Capacity                        Date



/s/  ROBERT W. ERIKSON
---------------------------
Robert W. Erikson             Director,                       September 26, 2002
President                     Principal Executive Officer



/s/  GEORGE Wm. ERIKSON
---------------------------
George Wm. Erikson            Director,                       September 26, 2002
Chairman & General Counsel    Principal Executive Officer



/s/  ROBERT F. HARTMAN
---------------------------
Robert F. Hartman             Principal Financial Officer,
Vice President, Secretary     Principal Accounting Officer    September 26, 2002
  & Treasurer



/s/  WEBB C. HAYES, IV
---------------------------
Webb C. Hayes, IV             Director                        September 26, 2002



/s/  PAUL C. KINCHELOE, JR.
---------------------------
Paul C. Kincheloe, Jr.        Director                        September 26, 2002


                                 CERTIFICATIONS

I, Robert W. Erikson, certify that:

1.       I have reviewed this annual report on Form 10-KSB of CERBCO, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                           /s/Robert W. Erikson
                                           -------------------------------------
                                           Robert W. Erikson
                                           President


I, George Wm. Erikson, certify that:

1.       I have reviewed this annual report on Form 10-KSB of CERBCO, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                           /s/George Wm. Erikson
                                           -------------------------------------
                                           George Wm. Erikson
                                           Chairman & General Counsel

I, Robert F. Hartman, certify that:

1.       I have reviewed this annual report on Form 10-KSB of CERBCO, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                           /s/Robert F. Hartman
                                           -------------------------------------
                                           Robert F. Hartman
                                           Vice President, Secretary & Treasurer





                                  CERBCO, Inc.
                  3421 Pennsy Drive o Landover o Maryland 20785
                                Tel: 301.773.1784
                                Fax: 301.322.3041