Form 10KSB/A
period 2002-06-30
CERBCO INC
filed 2002-10-11
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1

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

As of September 3, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:

                    Common Stock              1,189,538
                    Class B Common Stock        293,418
                                             ----------
                      Total                   1,482,956

Documents incorporated by reference:  None

Total number of pages of this report:  55
Index to Exhibits located at page:     44



TABLE OF CONTENTS

PART I                                                                     Page

Item 1.     Description of Business........................................   3

Item 2.     Description of Property........................................   9

Item 3.     Legal Proceedings..............................................   9

Item 4.     Submission of Matters to a Vote of Security Holders............   9

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.......   9

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  11

Item 7.     Financial Statements...........................................  14

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  14

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............  34

Item 10.    Executive Compensation.........................................  36

Item 11.    Security Ownership of Certain Beneficial Owners and Management.  42

Item 12.    Certain Relationships and Related Transactions.................  43

Item 13.    Exhibits and Reports on Form 8-K...............................  44

Item 14.    Controls and Procedures........................................  45

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

(b)      Business of Issuer
                                  CERBCO, Inc.

     CERBCO is a parent holding company with a controlling interest in one operating subsidiary, Insituform East, Incorporated, and a wholly-owned interest in CERBERONICS, Inc., a Delaware holding company. CERBCO officers participate directly on the management team of these subsidiary corporations, in varying capacities and officerships, with a view to overseeing, protecting and developing the long-term value of the Company's investments in such subsidiaries. Substantially all of the Company's revenues and operating results are attributable to Insituform East, Incorporated. A business description of CERBCO is primarily a business description of its one operating subsidiary, Insituform East, Incorporated, as given below. See Part III, Item 13, Exhibit 99.1, "CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 2002; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 2002" for additional financial information pertaining to Insituform East, Incorporated.


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

10.13            CERBCO, Inc. Severance Agreement (Incorporated by reference to CERBCO, Inc. Annual
                   Report filed on Form 10-KSB for the fiscal year ended June 30, 2002)

99.1             CERBCO,  Inc.  Consolidating  Schedules:  Statement of Operations  Information  for the
                   Year Ended June 30, 2002;  Balance Sheet  Information and  Consolidating  Elimination
                   Entries as of June 30, 2002, and Related Independent Auditors' Report.                      49-52

99.2             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002                                                                53

99.3             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002                                                                54

99.4             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002                                                                55
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

Item 14.  Controls and Procedures

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on October 11, 2002.

                                        /s/ROBERT  W. ERIKSON
                                        ----------------------------------------
                                        Robert W. Erikson
                                        President



                                 CERTIFICATIONS

I, Robert W. Erikson, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of CERBCO, Inc.;

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

     October 11, 2002                      /s/Robert W. Erikson
                                           -------------------------------------
                                           Robert W. Erikson
                                           President


I, George Wm. Erikson, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of CERBCO, Inc.;

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

     October 11, 2002                      /s/George Wm. Erikson
                                           -------------------------------------
                                           George Wm. Erikson
                                           Chairman & General Counsel

I, Robert F. Hartman, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of CERBCO, Inc.;

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

     October 11, 2002                      /s/Robert F. Hartman
                                           -------------------------------------
                                           Robert F. Hartman
                                           Vice President, Secretary & Treasurer





                                  CERBCO, Inc.
                  3421 Pennsy Drive o Landover o Maryland 20785
                                Tel: 301.773.1784
                                Fax: 301.322.3041