Form 10QSB
period 2002-09-30
CERBCO INC
filed 2002-11-15
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2002

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                                ------------------        ------------------

Commission file number:                                                 0-16749

                                  CERBCO, Inc.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                                54-1448835
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3421 Pennsy Drive, Landover, Maryland                             20785-1608
(Address of principal executive offices)                          (Zip Code)


            Issuer's telephone and fax numbers, including area code:
                               301-773-1784 (tel)
                               301-322-3041 (fax)


As of November 8, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:

                       Common Stock          1,189,538
                       Class B Common Stock    293,418
                                             ---------
                       Total                 1,482,956



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

Item 1. Financial Statements.............................................    3

        Condensed Consolidated Statements of Operations for the Three
        Months Ended September 30, 2002 and September 30, 2001 (unaudited)   3

        Condensed Consolidated Balance Sheets as of September 30, 2002 and
        June 30, 2002 (unaudited)........................................    4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2002 and September 30, 2001 (unaudited)   5

        Notes to Condensed Consolidated Financial Statements (unaudited)..   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................   8

Item 3. Controls and Procedures...........................................  10

PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K..................................  10



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                              For the three months ended Sept. 30
                                                                              -----------------------------------
                                                                                     2002                 2001
                                                                                     ----                 ----

Sales                                                                            $ 2,602,127           $4,864,856
                                                                              ---------------      ---------------
Costs and Expenses:
  Cost of sales                                                                    2,545,407            5,000,475
  Selling, general and administrative expenses                                       644,348            1,145,000
                                                                              ---------------      ---------------
    Total Costs and Expenses                                                       3,189,755            6,145,475
                                                                              ---------------      ---------------
Operating Loss                                                                      (587,628)          (1,280,619)

Investment Income                                                                     86,978              169,635
Interest Expense                                                                           0               (2,061)
Other Income (Expense) - net                                                          30,015             (330,387)
                                                                              ---------------      ---------------
Loss Before Non-Owned Interests in Insituform East, Inc.
  and Income Taxes                                                                  (470,635)          (1,443,432)

Provision (Credit) for Income Taxes                                                   (6,000)              20,000
                                                                              ---------------      ---------------

Loss Before Non-Owned Interests in Insituform East, Inc.                            (464,635)          (1,463,432)

Non-Owned Interests in Loss of Insituform East, Inc.                                 171,234              689,271
                                                                              ---------------      ---------------
Net Loss                                                                         $  (293,401)          $ (774,161)
                                                                              ===============      ===============
Basic and Diluted Loss per Share                                                 $     (0.20)          $    (0.52)
                                                                              ===============      ===============

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                                             As of
                                                                                           --------------------------------------
                                                                                            Sept. 30, 2002         June 30, 2002
                                                                                           -----------------     ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                  $4,439,163          $  5,598,382
   Marketable securities                                                                       7,260,136             7,258,108
   Accounts receivable - net                                                                   3,840,197             4,116,461
   Inventories                                                                                   801,592               837,217
   Prepaid and refundable taxes                                                                  306,134               296,899
   Prepaid expenses and other                                                                    287,305               266,356
                                                                                           -----------------     ----------------
     Total Current Assets                                                                     16,934,527            18,373,423
                                                                                           -----------------     ----------------
Property, Plant and Equipment - at cost less accumulated depreciation of $16,350,466 at
   September 30, 2002 and $17,119,002 at June 30, 2002                                         6,779,784             7,097,418
                                                                                           -----------------     ----------------

Other Assets:
   Good will - net of accumulated amortization of $1,454,129                                   1,485,660             1,485,660
   Cash surrender value of SERP life insurance                                                 1,627,645             1,729,370
   Marketable securities                                                                       3,011,596             2,004,631
   Deferred income taxes - net of valuation allowance of $1,951,500 at September 30,
     2002 and $1,841,500 at June 30, 2002                                                              0                     0
   Deposits and other                                                                             44,489                44,489
                                                                                           -----------------     ----------------
     Total Other Assets                                                                        6,169,390             5,264,150
                                                                                           -----------------     ----------------
         Total Assets                                                                        $29,883,701           $30,734,991
                                                                                           =================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                    $1,593,783           $ 1,986,458
  Income taxes payable                                                                            10,000                10,000
  Capital lease obligations                                                                        2,700                 3,352
                                                                                           -----------------     ----------------
     Total Current Liabilities                                                                 1,606,483             1,999,810


Accrued SERP liability                                                                         1,868,388             1,861,716
                                                                                           -----------------     ----------------
         Total Liabilities                                                                     3,474,871             3,861,526
                                                                                           -----------------     ----------------
Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                               4,548,914             4,720,148
                                                                                           -----------------     ----------------
Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding: 1,189,538 shares                                                    118,953               118,953
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 293,418 shares                                                       29,342                29,342
  Additional paid-in capital                                                                   7,527,278             7,527,278
  Retained earnings                                                                           14,184,343            14,477,744
                                                                                           -----------------     ----------------
      Total Stockholders' Equity                                                              21,859,916            22,153,317
                                                                                           -----------------     ----------------
         Total Liabilities and Stockholders' Equity                                          $29,883,701           $30,734,991
                                                                                           =================     ================

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the three months ended Sept. 30
                                                                        ------------------------------------
                                                                               2002                2001
                                                                        -----------------   ----------------

Cash Flows from Operating Activities:
  Net loss                                                                 $  (293,401)        $  (774,161)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operations:
    Depreciation and amortization                                              285,345             406,776
    Amounts attributable to non-owned interests                               (171,234)           (689,271)
    Gain on sale of equipment                                                 (146,471)             (5,420)
    Increase in SERP liability                                                   6,672                   0
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                          276,264           1,333,761
      (Increase) decrease in inventories                                        35,625             (99,708)
      (Increase) decrease in prepaid expenses                                  (30,184)             18,704
      Decrease in accounts payable and accrued expenses                       (244,379)           (184,498)
      Increase (decrease) in income taxes payable                                    0              20,000
                                                                         -----------------   ----------------
  Net Cash Provided by (Used in) Operating Activities                         (281,763)             26,183
                                                                         -----------------   ----------------
Cash Flows from Investing Activities:
  Capital expenditures                                                         (19,982)            (35,306)
  Sale of equipment                                                            198,742               5,420
  Redemption (purchase) of marketable securities - net                      (1,008,993)            534,666
  Decrease  in cash surrender value of SERP life insurance                     101,725             298,479
                                                                         -----------------   ----------------
  Net Cash Provided by (Used in) Investing Activities                         (728,508)            803,259
                                                                         -----------------   ----------------
Cash Flows from Financing Activities:
  Principal payments under capital lease obligations                              (652)             (7,830)
  Dividends paid                                                              (148,296)           (148,296)
                                                                         -----------------   ----------------
  Net Cash Used in Financing Activities                                       (148,948)           (156,126)
                                                                         -----------------   ----------------
Net Increase in Cash and Cash Equivalents                                   (1,159,219)            673,316
Cash and Cash Equivalents at Beginning of Period                             5,598,382           1,735,972
                                                                         -----------------   ----------------
Cash and Cash Equivalents at End of Period                                  $4,439,163          $2,409,288
                                                                         =================   ================
Supplemental disclosure of cash flow information:
  Interest paid                                                             $        0          $    2,061


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

     The Condensed Consolidated Balance Sheet as of September 30, 2002, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2002 (unaudited) has been derived from the Company's June 30, 2002 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-KSB for the fiscal year ended June 30, 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.   Net Loss Per Share

     Basic and diluted loss per share data have been computed based upon the weighted average number of common shares outstanding during each period. The following numbers of shares have been used in the net loss per share computations:

                       For the three months ended Sept. 30
                    -----------------------------------------
                          2002                     2001
                    ----------------           --------------

                       1,482,956                 1,482,956
                    ================           ==============

3.   Marketable Securities

     Marketable securities consist of:

                                                          Sept. 30, 2002                        June 30, 2002
                                             -----------------------------------    ------------------------------
                                                Amortized              Fair             Amortized        Fair
                                                  Cost                Value               Cost           Value
                                             ----------------  -----------------    --------------  --------------
        Current:
            U.S. Government and agencies        $3,512,270          $3,533,130         $ 3,268,001       $  3,294,760
            Corporate                            3,747,866           3,747,866           3,990,107          3,993,006
                                             ----------------  -----------------    --------------     --------------
                                                 7,260,136           7,280,996           7,258,108          7,287,766
                                             ----------------  -----------------    --------------     --------------
        Non-current:
            U.S. Government and agencies         3,011,596           3,035,310           2,004,631          2,007,810
            Corporate                                    0                   0                                      0
                                             ----------------  -----------------    --------------     --------------
                                                 3,011,596           3,035,310           2,004,631          2,007,810
                                             ----------------  -----------------    --------------     --------------
             Total marketable securities       $10,271,732         $10,316,306          $9,262,739         $9,275,576
                                             ================  =================    ==============     ==============


4.   Accounts Receivable

     Accounts receivable consist of:

                                                      Sept. 30, 2002         June 30, 2002
                                                      --------------         -------------
        Due from customers                               $3,649,099            $3,948,614
        Miscellaneous                                       199,644               176,393
                                                      --------------         -------------
                                                          3,848,743             4,125,007
        Less: Allowance for doubtful accounts                (8,546)               (8,546)
                                                      --------------         -------------
              Total Accounts Receivable                  $3,840,197            $4,116,461
                                                      ==============         =============

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

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended September 30, 2002. If all the options outstanding at September 30, 2002 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.8% and 57.7%, respectively.

     From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended September 30, 2002.

6.   Goodwill - Adoption of SFAS No. 142

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles, which changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for the Company as of July 1, 2002. Under the new rules, goodwill will no longer be amortized but will be reviewed annually for impairment.

     The adoption of SFAS No. 142 requires that an initial impairment assessment be performed. The Company has completed this assessment by comparing the fair value of its investment in Insituform East, with the current carrying value of such investment, including goodwill. The fair value was derived from the prices of comparable businesses, and the Company believes that such fair value exceeds the carrying amount. Based on this assessment, the Company believes that no impairment of goodwill exists at July 1, 2002. The adoption of this new standard will benefit the Company's results of operations beginning in fiscal year 2003 by approximately $65,000 in reduced amortization expense.

7.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of:

                                                Sept. 30, 2002     June 30, 2002
                                                --------------     -------------
       Accounts payable                             $1,074,522        $1,187,112
       Accrued compensation and other expenses         519,261           651,050
       Dividends payable                                     0           148,296
                                                --------------     -------------
           Total Accounts Payable                   $1,593,783        $1,986,458
                                                ==============     =============

8.       Contingencies

     The Company is involved in certain contingencies arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$-$293,401 (-$0.20 per share) on sales of $2.6 million for the first quarter of fiscal year 2003. For the first quarter of the previous fiscal year, the Company recognized a consolidated net loss of -$774,161 (-$0.52 per share) on sales of $4.9 million.

     The Company attributed its unfavorable results for the fiscal quarter ended September 30, 2002 to the unfavorable results of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only operating segment, and to significant decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan ("SERP"). Insituform East recognized a consolidated net loss of -$281,965 on sales of $2.6 million, which contributed a loss of -$110,731 to CERBCO in the first quarter of the current year. Cash surrender values of the life insurance policies' funding CERBCO's SERP decreased approximately $169,000 in the first quarter of fiscal year 2003, primarily due to decreases in the values of the underlying investments.

     The Company attributed Insituform East's unfavorable first quarter fiscal year 2003 results primarily to a reduced volume of immediately workable backlog in its licensed Insituform(R) process territory. With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company anticipates the continuation of its current reduced level of immediately workable backlog for the remainder of fiscal year 2003. As previously reported, the Company was not the low bidder on renewal work during fiscal year 2002 with its then largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had a large negative impact on the Company's workable backlog pending the procurement of replacement contracts. The company intends to continue to pursue an aggressive cost reduction program in response to its current and forward anticipated adverse business conditions.

     The  Company's  total  backlog  value  of all  uncompleted  and  multi-year contract awards was approximately $12.1 million at September 30, 2002 as compared to $13.7 million at September 30, 2001. The twelve-month backlog at September 30, 2002 was approximately $9.9 million as compared to $11.2 million at September 30, 2001. The total backlog value of all uncompleted and multi-year contracts at September 30, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards, including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

     In addition to immediately workable backlog, another significant factor affecting the Company's future performance remains the volatility of the Company's operating subsidiary's earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of the Company's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.


Results of Operations

       Three Months Ended 9/30/02 Compared with Three Months Ended 9/30/01

     Consolidated sales decreased $2.3 million (-47%) from $4.9 million for the quarter ended September 30, 2001 to $2.6 million for the quarter ended September 30, 2002, due primarily to a reduced volume of immediately workable backlog in Insituform East's licensed Insituform(R) process territory.

     The Company's consolidated operating loss decreased 54% from -$1,280,619 for the quarter ended September 30, 2001 to -$587,628 for the quarter ended September 30, 2002. Consolidated cost of sales decreased 49% in the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002. As a result, gross profit (loss) as a percentage of sales increased from a gross profit (loss) of (3%) for the first quarter of fiscal year 2002 to a gross profit of 2% for the first quarter of fiscal year 2003. This increase is due primarily to a reduction in semi-fixed costs during the first quarter of fiscal year 2003 resulting from the Company's cost reduction program. The Company's selling, general and administrative expenses decreased 44% in the first quarter of fiscal year 2003, primarily as a result of cost reduction measures taken during fiscal year 2002.

     Investment income decreased 49% in the first quarter of fiscal year 2003, primarily as a result of a decline in interest rates. Other income (expense) - net increased from a loss of -$330,387 to a gain of $30,016, primarily as a result of gains on sales of excess equipment which offset lesser decreases in the cash surrender values of insurance policies funding the Company's supplemental retirement plans in the current quarter.

     The credit for income taxes of $6,000 for the first quarter of fiscal year 2003 was recorded by the parent company, CERBCO. No additional credit for income taxes was recorded by Insituform East as a result of its first quarter 2003 losses, as the credit calculated using applicable enacted federal and state tax rates of 39% of such losses was applied to increase the valuation allowance recorded against the Company's deferred tax asset. The provision for income taxes of $20,000 for the first quarter of fiscal year 2002 likewise was recorded by the parent company. No credit for income taxes was recorded by Insituform East as the credit calculated using applicable enacted federal and state tax rates of 39% of Insituform East's first quarter 2002 losses was applied to increase the valuation allowance recorded against the Company's deferred tax asset.

     Non-owned interests in the loss of Insituform East decreased 76% in the first quarter of fiscal year 2003, as Insituform East's consolidated net loss decreased 76% from -$1,134,998 in the first quarter of fiscal year 2002 to -$269,883 in the first quarter of fiscal year 2003.

Financial Condition

     During the quarter ended September 30, 2002, the Company's operating activities used approximately $282,000 in cash. This result is due to the Company's net loss being offset to some extent by the net effect of (i) several items that did not affect the Company's operating cash, including approximately $285,000 in depreciation expenses and $171,000 in the consolidated net loss in Insituform East attributable to non-owned interests, and (ii) changes in items that did affect the Company's cash, including a $276,000 decrease in accounts receivable, due primarily to improved customer collections during the period, and a $244,000 decrease in accounts payable, due to reduced operating activity.

     The Company's investing activities used approximately $729,000 in cash during the quarter ended September 30, 2002, primarily due to the timing between purchases and redemptions of its investments in marketable debt securities. The Company used approximately $149,000 in its financing activities, primarily due to the payment of dividends by the parent company, CERBCO.

     The  Company's   liquidity   remained   strong  with  working   capital  of
approximately $15.3 million and a current ratio of 10.5 to 1 at September 30, 2002. The parent company, CERBCO, has cash and temporary investments in excess of $14.7 million which, pending longer term investment, it believes are more than adequate to meet its cash flow requirements in the foreseeable future.

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

Item 3.  Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:                                                                                   Pages
                                                                                                 -----
     99.1 -  CERBCO,  Inc.  Consolidating  Schedules:  Statement of Operations  Information
             for the three months ended September 30, 2002; Balance Sheet Information;  and
             Consolidating Elimination Entries as of September 30, 2002.                         15-17

     99.2 -  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.                                       18

     99.3 -  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.                                       19

     99.4 -  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.                                       20

(b)  Reports on Form 8-K:

     The Company filed one report on Form 8-K during the quarter ended September 30, 2002. The report, dated September 26, 2002, did not include any financial statements and reported on the following item:

     Item 5.  Other Events

     Press release dated September 26, 2002 announcing the Company's financial results for the fiscal year ended June 30, 2002.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002

                                    -CERBCO, Inc.
                                    -----------------------------------------
                                    (Registrant)



                                    /s/ ROBERT W. ERIKSON
                                    -----------------------------------------
                                    Robert W. Erikson
                                    President



                                    /s/ ROBERT F. HARTMAN
                                    -----------------------------------------
                                    Robert F. Hartman
                                    Vice President, Secretary & Treasurer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Robert W. Erikson, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CERBCO, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
                                              /s/Robert W. Erikson
                                              ----------------------------------
                                              Robert W. Erikson
                                              President

I, George Wm. Erikson, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CERBCO, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
                                              /s/George Wm. Erikson
                                              ----------------------------------
                                              George Wm. Erikson
                                              Chairman & General Counsel

I, Robert F. Hartman, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CERBCO, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
                                           /s/Robert F. Hartman
                                           ----------------------------------
                                           Robert F. Hartman
                                           Vice President, Secretary & Treasurer










                                  CERBCO, Inc.
                  3421 Pennsy Drive o Landover o Maryland 20785
                                Tel: 301.773.1784
                                Fax: 301.322.3041