Form 10QSB
period 2002-12-31
CERBCO INC
filed 2003-02-14
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                              December 31, 2002
                                       OR



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


As of February 3, 2003, the following number of shares of each of the issuer's classes of common stock were outstanding:

                 Common Stock                    1,189,538
                 Class B Common Stock              293,418
                                              ------------
                      Total                      1,482,956

Transitional Small Business Disclosure Format:  Yes          No     X
                                                   -------       --------

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.   Financial Statements.............................................   3

          Condensed Consolidated Statements of Operations for the Three
          Months and Six Months Ended December 31, 2002 and 2001
          (unaudited)......................................................   3

          Condensed Consolidated Balance Sheets as of December 31, 2002
          and June 30, 2002 (unaudited)....................................   4

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended December 31, 2002 and 2001 (unaudited)..............   5

          Notes to Condensed Consolidated Financial Statements (unaudited).   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   8

Item 3.   Controls and Procedures..........................................  10

PART II - OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders..............  11

Item 6.   Exhibits and Reports on Form 8-K.................................  12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended Dec. 31,          Six Months Ended Dec. 31,
                                                   -------------------------------    -------------------------------
                                                       2002              2001              2002               2001
                                                   -------------    --------------    --------------    --------------
Sales                                                $2,149,864         $5,185,027       $4,751,991       $10,049,883
                                                   -------------    ---------------   --------------    --------------
Costs and Expenses:
  Cost of sales                                       2,385,330          4,320,394        4,930,737         9,320,869
  Selling, general and administrative expenses          603,776            855,827        1,248,124         2,000,827
                                                   --------------   ---------------   --------------    --------------
    Total Costs and Expenses                          2,989,106          5,176,221        6,178,861        11,321,696
                                                   --------------   ---------------   --------------    --------------
Operating Profit (Loss)                                (839,242)             8,806       (1,426,870)       (1,271,813)

Investment Income                                        77,922            128,152          164,900           297,787
Interest Expense                                              0             (1,481)               0            (3,542)
Other Income (Expense) - net                            170,613            245,385          200,628           (85,002)
                                                   --------------   ---------------   --------------    --------------
Profit (Loss) Before Non-Owned Interests in
  Insituform East, Inc. and Income Taxes               (590,707)           380,862       (1,061,342)       (1,062,570)

Provision for Income Taxes                              114,000             10,000          108,000            30,000
                                                   --------------   ---------------   --------------    --------------
Profit (Loss) Before Non-Owned Interests in
  Insituform East, Inc.                                (704,707)           370,862       (1,169,342)       (1,092,570)

Non-Owned Interests in (Earnings) Loss of
  Insituform East, Inc.                                 365,921            (56,604)         537,155           632,667
                                                   --------------    ---------------    --------------    --------------
                              NET EARNINGS (LOSS)    $ (338,786)        $  314,258       $ (632,187)      $  (459,903)
                                                   ==============    ===============    ==============    ==============

Basic and  Diluted Earnings (Loss) per Share         $    (0.23)        $     0.21       $    (0.43)      $     (0.31)
                                                   ==============    ===============    ==============    ==============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                         As of
                                                                                           ----------------------------------
                                                                                            Dec. 31, 2002      June 30, 2002
                                                                                           ---------------    ---------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $ 5,885,345         $ 5,598,382
   Marketable securities                                                                       5,011,930           7,258,108
   Accounts receivable - net                                                                   2,912,443           4,116,461
   Inventories                                                                                   852,073             837,217
   Prepaid and refundable taxes                                                                  192,134             296,899
   Prepaid expenses and other                                                                    186,093             266,356
                                                                                           ---------------    ----------------
     Total Current Assets                                                                     15,040,018          18,373,423
                                                                                           ---------------    ----------------
Property, Plant and Equipment - at cost less accumulated depreciation
   of $16,066,321 atDecember 31, 2002 and $17,119,002 at June 30, 2002                         6,507,469           7,097,418
                                                                                           ---------------    ----------------
Other Assets:
   Goodwill                                                                                    1,485,660           1,485,660
   Cash surrender value of SERP life insurance                                                 1,824,667           1,729,370
   Marketable securities                                                                       4,029,150           2,004,631
   Deferred income taxes - net of valuation allowance of $2,146,500 at
     December 31, 2002 and $1,841,500 at June 30, 2002                                                 0                   0
   Deposits and other                                                                             44,489              44,489
                                                                                           ---------------    ----------------
     Total Other Assets                                                                        7,383,966           5,264,150
                                                                                           ---------------    ----------------
         Total Assets                                                                        $28,931,453         $30,734,991
                                                                                           ===============    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                   $ 1,347,603         $ 1,986,458
  Income taxes payable                                                                            10,000              10,000
  Capital lease obligations                                                                        1,339               3,352
                                                                                           ---------------    ----------------
     Total Current Liabilities                                                                 1,358,942           1,999,810

Accrued SERP liability                                                                         1,868,388           1,861,716
                                                                                           ---------------    ----------------
         Total Liabilities                                                                     3,227,330           3,861,526
                                                                                           ---------------    ----------------
Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                               4,182,993           4,720,148
                                                                                           ---------------    ----------------
Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding: 1,189,538 shares                                                    118,953             118,953
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 293,418 shares                                                       29,342              29,342
  Additional paid-in capital                                                                   7,527,278           7,527,278
  Retained earnings                                                                           13,845,557          14,477,744
                                                                                           ---------------    ----------------
     Total Stockholders' Equity                                                               21,521,130          22,153,317
                                                                                           ---------------    ----------------
         Total Liabilities and Stockholders' Equity                                          $28,931,453         $30,734,991
                                                                                           ===============    ================

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six Months Ended Dec. 31,
                                                                                ---------------------------------------
                                                                                      2002                  2001
                                                                                -----------------     -----------------

Cash Flows from Operating Activities:
  Net loss                                                                          $ (632,187)           $ (459,903)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operations:
     Depreciation and amortization                                                     552,121               793,874
     Amounts attributable to non-owned interests                                      (537,155)             (632,667)
     Gain on sale of equipment                                                        (292,212)               (3,361)
     Increase in accrued SERP liability                                                  6,672                     0
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                                               1,204,018             1,628,267
       Increase in inventories                                                         (14,856)              (73,388)
       Decrease in prepaid expenses and other current assets                           185,028                85,694
       Decrease in accounts payable and accrued expenses                              (490,559)             (808,598)
       Increase in income taxes payable                                                      0                30,000
                                                                                -----------------     -----------------
Net Cash Provided by (Used in) Operating Activities                                    (19,130)               559,918
                                                                                -----------------     -----------------

Cash Flows from Investing Activities:
  Capital expenditures                                                                 (33,202)              (74,760)
  Sale of equipment                                                                    363,242                 6,306
  Redemption of marketable securities - net                                            221,659             1,270,367
  Increase in cash surrender value of life insurance                                   (95,297)             (179,108)
                                                                                -----------------     -----------------
Net Cash Provided by Investing Activities                                              456,402             1,022,805
                                                                                -----------------     -----------------

Cash Flows from Financing Activities:
  Principal payments under capital lease obligations                                    (2,013)              (17,689)
  Dividends paid                                                                      (148,296)             (148,296)
                                                                                -----------------     -----------------
Net Cash Used in Financing Activities                                                 (150,309)             (165,985)
                                                                                -----------------     -----------------

Net Increase in Cash and Cash Equivalents                                              286,963             1,416,738
Cash and Cash Equivalents at Beginning of Period                                     5,598,382             1,735,972
                                                                                -----------------     -----------------
Cash and Cash Equivalents at End of Period                                          $5,885,345            $3,152,710
                                                                                =================     =================
Supplemental disclosure of cash flow information:
  Interest paid                                                                     $        0            $    3,542

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

     The Condensed Consolidated Balance Sheet as of December 31, 2002, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 2002 (unaudited) has been derived from the Company's June 30, 2002 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows, in conformity accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-KSB for the fiscal year ended June 30, 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.   Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share data have been computed based upon the weighted average number of common shares outstanding during each period. The following numbers of shares have been used in the earnings ( loss) per share computations:

          Three Months and Six Months Ended Dec. 31,
          -----------------------------------------
                2002                      2001
          -----------------          --------------

             1,482,956                  1,482,956
          =================          ==============

3.   Marketable Securities

     Marketable securities consist of:

                                                         Dec. 31, 2002                         June 30, 2002
                                             ---------------------------------    ------------------------------
                                                Amortized           Fair             Amortized          Fair
                                                   Cost             Value              Cost             Value
                                             ----------------    -------------    --------------   -------------
        Current:
            U.S. Government and agencies         $2,511,930       $2,525,315        $3,268,001      $3,294,760
            Corporate                             2,500,000        2,500,000         3,990,107       3,993,006
                                             ----------------   --------------    --------------  --------------
                                                  5,011,930        5,025,315         7,258,108       7,287,766
                                             ----------------   --------------    --------------  --------------
        Non-current:
            U.S. Government and agencies          4,029,150        4,051,570         2,004,631       2,007,810
            Corporate                                     0                0                 0               0
                                             ----------------   --------------    --------------  --------------
                                                  4,029,150        4,051,570         2,004,631       2,007,810
                                             ----------------   --------------    --------------  --------------
                Total marketable securities      $9,041,080       $9,076,885        $9,262,739      $9,275,576
                                             ================   ==============    ==============  ==============


4.       Accounts Receivable

         Accounts receivable consist of:

                                                      Dec. 31, 2002       June 30, 2002
                                                      -------------       -------------

        Due from customers                               $2,847,291          $3,948,614
        Miscellaneous                                        73,698             176,393
                                                      --------------      --------------
                                                          2,920,989           4,125,007
        Less: Allowance for doubtful accounts                (8,546)             (8,546)
                                                      --------------      --------------
              Total Accounts Receivable                  $2,912,443          $4,116,461
                                                      ==============      ==============

5.   Equity in Insituform East

     At December 31, 2002, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended December 31, 2002. If all the options outstanding at December 31, 2002 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.8% and 57.7%, respectively.

     From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended December 31, 2002.

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

7.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

                                                        Dec. 31, 2002       June 30, 2002
                                                       ---------------      --------------

       Accounts payable                                   $1,042,409          $1,187,112
       Accrued compensation and other expenses               305,194             651,050
       Dividends payable                                           0             148,296
                                                       ---------------      --------------
           Total Accounts Payable                         $1,347,603          $1,986,458
                                                       ===============      ==============

8.   Contingencies

     The Company is involved in certain contingencies arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$338,786 (-$0.23 per share) on sales of $2.1 million for the second quarter, and a consolidated net loss of -$632,187 (-$0.43 per share) on sales of $4.8 million for the first six months of fiscal year 2003 ended December 31, 2002. For the comparative periods of fiscal year 2002, the Company reported consolidated net earnings of $314,258 ($0.21 per share) on sales of $5.2 million and a consolidated net loss of -$459,903 (-$0.31 per share) on sales of $10.0 million respectively.

     The Company attributed its unfavorable results for the second quarter ended December 31, 2002 to the unfavorable results of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only operating segment. Insituform East recognized a consolidated net loss of -$602,550 on sales of $2.1 million, which contributed a loss of -$236,629 to CERBCO in the second quarter of the current year.

     The Company attributed Insituform East's unfavorable results for the second quarter fiscal year 2003 primarily to a reduced volume of immediately workable backlog in its licensed Insituform(R) process territory. With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company anticipates the continuation of its current reduced level of immediately workable backlog for the remainder of fiscal year 2003. As previously reported, the Company was not the low bidder during fiscal year 2002 on renewal work with its then largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had a large negative impact on the Company's workable backlog pending the procurement of replacement contracts. The Company intends to continue to pursue an aggressive cost reduction program in response to its current and forward anticipated adverse business conditions.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $10.7 million at December 31, 2002 as compared to $17.4 million at December 31, 2001. The total backlog value of all uncompleted and multi-year contracts at December 31, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. The twelve-month backlog at December 31, 2002 was approximately $8.5 million as compared to $8.9 million at December 31, 2001. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards, including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

 Three Months Ended Dec. 31, 2002 Compared with Three Months Ended Dec. 31, 2001

     Consolidated sales decreased $3.1 million (-59%) from $5.2 million for the quarter ended December 31, 2001 to $2.1 million for the quarter ended December 31, 2002, due primarily to a reduced volume of immediately workable backlog in Insituform East's licensed Insituform process territory.

     Consolidated cost of sales decreased 45% in the second quarter of fiscal year 2003 as compared to the second quarter of fiscal year 2002. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 17% for the second quarter of fiscal year 2002 to a gross profit (loss) of (11%) for the second quarter of fiscal year 2003. This decrease is due primarily to the absorption of semi-fixed costs over reduced sales levels during the second quarter of fiscal year 2003. The Company's selling, general and administrative expenses decreased 29% in the second quarter of fiscal year 2003, primarily as a result of cost reduction measures taken during the latter part of fiscal year 2002. The Company's consolidated operating profit (loss) decreased from an operating profit of $8,806 for the quarter ended December 31, 2001 to an operating loss of ($839,242) for the quarter ended December 31, 2002.

     Investment income decreased 39% in the second quarter of fiscal year 2003, primarily as a result of a decline in interest rates. Other income (expense) - net decreased 30% from a gain of $245,385 in the second quarter of fiscal year 2002 to a gain of $170,613 in the second quarter of fiscal year 2003. The gain in the second quarter of fiscal year 2002 primarily was the result of increases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan. The gain in the second quarter of fiscal year 2003 primarily was the result of gains recognized from the sale of excess equipment.

     The provision for income taxes of $114,000 for the second quarter of fiscal year 2003 was recorded by the parent company, CERBCO. No additional credit for income taxes was recorded by Insituform East as a result of its second quarter 2003 losses, as the credit calculated using applicable enacted federal and state tax rates of 39% of such losses was applied to increase the valuation allowance recorded against the Company's deferred tax asset. The provision for income taxes of $10,000 for the second quarter of fiscal year 2002 likewise was recorded by the parent company. No credit for income taxes was recorded by Insituform East as the credit calculated using applicable enacted federal and state tax rates of 39% of Insituform East's second quarter 2002 losses was applied to increase the valuation allowance recorded against the Company's deferred tax asset.

     Non-owned interests in the earnings (loss) of Insituform East decreased from $56,604 in the second quarter of fiscal year 2002 to ($365,921) in the second quarter of fiscal year 2003. Insituform East's consolidated results decreased from earnings of $93,208 in the second quarter of fiscal year 2002 to a net loss of -$602,550 in the second quarter of fiscal year 2003.

   Six Months Ended Dec. 31, 2002 Compared with Six Months Ended Dec. 31, 2001

     Consolidated sales decreased $5.3 million (-53%) from $10.0 million for the six months ended December 31, 2001 to $4.8 million for the six months ended December 31, 2002, due primarily to a reduced volume of immediately workable backlog in Insituform East's licensed Insitiuform process territory.

     Consolidated of sales decreased 47% in the first six months of fiscal year 2003 as compared to the first six months of fiscal year 2002. As a result, gross profit (loss) as a percentage of sales decreased f rom a gross profit of 7% for the first six months of fiscal year 2002 to a gross profit (loss) of (4%) for the first six months of fiscal year 2003. This decrease is due primarily to the absorption of semi-fixed costs over reduced sales levels during the first six months of fiscal year 2003. The Company's selling, general and administrative expenses decreased 38% during the first six months of fiscal year 2003, primarily as a result of cost reduction measures during the latter part of fiscal year 2002. The Company's consolidated operating loss increased 12% in the first six months of fiscal year 2003 as compared to the first six months of fiscal year 2002.

     Investment income decreased 45% in the first six months of fiscal year 2003, primarily as a result of a decline in interest rates. Other income (expense) - net increased from a loss of -$85,002 to a gain of $200,028. The loss in the six months ended December 31, 2001 primarily was the result of decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan. The gain in the six months ended December 31, 3002 primarily was the result of gain recognized from the sale of excess equipment.

     The provision for income taxes shown for the comparable periods were recorded by CERBCO. No credits for income taxes were recorded by Insituform East for the first six months of fiscal years 2003 and 2002 as the credits calculated using applicable enacted federal and state tax rates of 39% of the pre-tax losses were reduced by $305,000 and $406,000 valuation allowances recorded against the deferred tax asset during the six months ended December 31,2002 and 2001, respectively.

     Non-owned interests in the loss of Insituform East decreased 15% in the six months ended December 31, 2002, as Insituform East's consolidated loss decreased 15% from -$1,041,790 in the six months ended December 31,2001 to -$884,515 in the six months ended December 31, 2002.


Financial Condition

     During the six months ended December 31, 2002, the Company's operating activities used $19,130 in cash. This result is due to the Company's net loss being offset by the net effect of (i) several items that did not affect the Company's operating cash, including approximately $552,000 in depreciation expenses and $537,000 in the consolidated net loss in Insituform East attributable to non-owned interests, and (ii) changes in items that did affect the Company's cash, including a decrease in accounts receivable of approximately $1,204,000, due primarily to improved customer collections during the period, and a decrease in accounts payable of approximately $491,000, due to reduced operating activity.

     The Company's investing activities provided approximately $456,000 in cash during the six months ended December 31, 2002, primarily due to the sale of excess equipment and the timing between purchases and redemptions of its investments in marketable debt securities. The Company used approximately $150,000 in its financing activities, primarily due to the payment of dividends.

     The Company's liquidity remained strong with working capital of approximately $13.7 million and a current ratio of 11 to 1 at December 31, 2002. The parent company, CERBCO, has cash and temporary investments in excess of $14.9 million which, pending longer term investment, it believes are more than adequate to meet its cash flow requirements in the foreseeable future.

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

Item 3. Controls and Procedures

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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


                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     Pursuant to a proxy solicitation dated November 4, 2002, the Company held its Annual Meeting of stockholders Thursday, December 12, 2002. In addition to the uncontested election of the directors of the Company, the stockholders voted on a proposal to approve the 2002 Board of Directors' Stock Option Plan.

     The purpose of the 2002 Board of Directors' Stock Option Plan is to promote the growth and general prosperity of the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of the Company's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. Options may be issued for a maximum of 125,000 shares of Common Stock under the plan, subject to adjustment upon changes in the capital structure of the Company.

The results of the voting on these proposals are as follows:

1. Proposal No. 1: To elect directors of the Corporation

                           Class of Common Stock          Number of Shares
    Name of Director       For Which Nominated        For             Withhold
-----------------------  --------------------------  ---------------------------
Paul C. Kincheloe, Jr.         Common Stock          750,776           365,713
George Wm. Erikson         Class B Common Stock      250,535             9,858
Robert W. Erikson          Class B Common Stock      250,535             9,858
Webb C. Hayes, IV          Class B Common Stock      250,535             9,858


2.   Proposal No. 2: To Approve the 2002 Board of Directors' Stock Option Plan

                              Number Of Votes
             For                  Against                Abstain
      ------------------     ------------------      -----------------
          2,686,574               583,040                 1,125


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: Pages

          99.1 - CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months and six months ended December 31, 2002; Balance Sheet Information; and Consolidating Elimination Entries as of December 31, 2002. 17-21

          99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 22

          99.3 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 23

          99.4 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 24

(b)  Reports on Form 8-K:

     The Company filed one report on Form 8-K during the quarter ended December 31, 2002. The report, dated September 26, 2002, did not include any financial statements and reported on the following item:


     Item 5. Other Events

     Press release dated November 14, 2002 announcing the Company's financial results for the three months ended September 30, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003

                                 CERBCO, Inc.
                                 -----------------------------------------------
                                 (Registrant)



                                 /s/ ROBERT W. ERIKSON
                                 -----------------------------------------------
                                 Robert W. Erikson
                                 President



                                 /s/ ROBERT F. HARTMAN
                                 -----------------------------------------------
                                 Robert F. Hartman
                                 Vice President, Secretary & Treasurer
                                 (Principal Financial and Accounting Officer)

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

February 14, 2003
                                 /s/Robert W. Erikson
                                 -----------------------------------------------
                                 Robert W. Erikson
                                 President

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

February 14, 2003
                                       /s/George Wm. Erikson
                                       -----------------------------------------
                                       George Wm. Erikson
                                       Chairman & General Counsel

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

February 14, 2003
                                       /s/Robert F. Hartman
                                       -----------------------------------------
                                       Robert F. Hartman
                                       Vice President, Secretary & Treasurer

                                  CERBCO, Inc.
                  3421 Pennsy Drive o Landover o Maryland 20785
                                Tel: 301.773.1784
                                Fax: 301.322.3041