Form 10QSB
period 2003-03-31
CERBCO INC
filed 2003-05-15
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[   X  ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended:                          March 31, 2003
                                       OR

[      ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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


As of May 5, 2003, the following number of shares of each of the issuer's classes of common stock were outstanding:

                    Common Stock           1,190,538
                    Class B Common Stock     292,418
                                           ---------
                    Total                  1,482,956

Transitional Small Business Disclosure Format: Yes          No     X
                                                   -------      -------

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements................................................  3

        Condensed Consolidated Statements of Operations for the Three
        Months and Nine Months Ended March 31, 2003 and 2002 (unaudited)....  3

        Condensed Consolidated Balance Sheets as of March 31, 2003 and
        June 30, 2002 (unaudited)...........................................  4

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended March 31, 2003 and 2002 (unaudited)....................  5

        Notes to Condensed Consolidated Financial Statements (unaudited)....  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  8

Item 3. Controls and Procedures............................................. 11

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................... 11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended Mar. 31,    Nine Months Ended Mar. 31,
                                                   -----------------------------   ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Sales                                               $1,700,949      $4,883,746     $ 6,452,940     $14,933,629
                                                   ------------    ------------    ------------    ------------
Costs and Expenses:
  Cost of sales                                      2,237,565       4,233,120       7,168,302      13,553,989
  Selling, general and administrative expenses       1,009,787       1,603,606       2,257,911       3,604,433
                                                   ------------    ------------     -----------    ------------
    Total Costs and Expenses                         3,247,352       5,836,726       9,426,213      17,158,422
                                                   ------------    ------------     -----------    ------------
Operating Loss                                      (1,546,403)       (952,980)     (2,973,273)     (2,224,793)

Investment Income                                       57,271         110,314         222,171         408,101
Interest Expense                                             0          (1,018)              0          (4,560)
Other Income (Expense) - net                           141,369         (60,266)        341,997        (145,268)
                                                   ------------    ------------     -----------    ------------
Loss Before Non-Owned Interests in Insituform
  East, Inc. and Income Taxes                       (1,347,763)       (903,950)     (2,409,105)     (1,966,520)

Provision (Benefit) for Income Taxes                    (3,000)       (901,500)        105,000        (871,500)
                                                   ------------    ------------     -----------    ------------
Loss Before Non-Owned Interests in Insituform
  East, Inc.                                        (1,344,763)         (2,450)     (2,514,105)     (1,095,020)

Non-Owned Interests in (Earnings) Loss of
  Insituform East, Inc.                                584,117        (290,960)      1,121,272         341,707
                                                   ------------    ------------     -----------    ------------
Loss from Continuing Operations before
    Loss from Goodwill Impairment                     (760,646)       (293,410)     (1,392,833)       (753,313)

Loss from Goodwill Impairment                       (1,485,660)              0      (1,485,660)              0
                                                   ------------   -------------     -----------    ------------
                                        NET LOSS   $(2,246,306)     $ (293,410)    $(2,878,493)    $  (753,313)
                                                   ============   =============    ============    ============

Basic and Diluted Loss per Share                   $     (1.51)     $    (0.20)    $     (1.94)    $     (0.51)
                                                   ============   =============    ============    ============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                           As of
                                                                                           ------------------------------------
                                                                                            March 31, 2003       June 30, 2002
                                                                                           ------------------  ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                     $ 5,594,281       $ 5,598,382
   Marketable securities                                                                           6,496,006         7,258,108
   Accounts receivable - net                                                                       2,059,732         4,116,461
   Inventories                                                                                       792,270           837,217
   Prepaid and refundable taxes                                                                      106,612           296,899
   Prepaid expenses and other                                                                        212,477           266,356
                                                                                           ------------------  ----------------
     Total Current Assets                                                                         15,261,378        18,373,423
                                                                                           ------------------  ----------------
Property, Plant and Equipment - at cost less accumulated depreciation of $15,983,685 at
   March 31, 2003 and $17,119,002 at June 30, 2002                                                 6,262,395         7,097,418
                                                                                           ------------------  ----------------
Other Assets:
   Goodwill                                                                                                0         1,485,660
   Cash surrender value of SERP life insurance                                                     1,785,003         1,729,370
   Marketable securities                                                                           3,020,328         2,004,631
   Deferred income taxes - net of valuation allowance of  $2,541,500 at March 31, 2003
     and $1,841,500 at June 30, 2002                                                                       0                 0
   Deposits and other                                                                                 44,489            44,489
                                                                                           ------------------  ----------------
     Total Other Assets                                                                            4,849,820         5,264,150
                                                                                           ------------------  ----------------
         Total Assets                                                                            $26,373,593       $30,734,991
                                                                                           ==================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                       $ 1,246,502       $ 1,986,458
  Income taxes payable                                                                                10,000            10,000
  Capital lease obligations                                                                                0             3,352
                                                                                           ------------------  ----------------
     Total Current Liabilities                                                                     1,256,502         1,999,810

Accrued SERP liability                                                                             2,243,391         1,861,716
                                                                                           ------------------  ----------------
         Total Liabilities                                                                         3,499,893         3,861,526
                                                                                           ------------------  ----------------
Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                                   3,598,876         4,720,148
                                                                                           ------------------  ----------------
Stockholders' Equity:
  Common stock, $.10 par value
     Authorized:  3,500,000 shares
     Issued and outstanding: 1,190,538 (at March 31, 2003)                                           119,053
     Issued and outstanding: 1,189,538 shares (at June 30, 2003)                                                       118,953
  Class B Common stock (convertible), $.10 par value
     Authorized:  700,000 shares
     Issued and outstanding: 292,418 (at March 31, 2003)                                              29,242
     Issued and outstanding: 293,418 shares (at June 30, 2003)                                                          29,342
  Additional paid-in capital                                                                       7,527,278         7,527,278
  Retained earnings                                                                               11,599,251        14,477,744
                                                                                           ------------------    --------------
     Total Stockholders' Equity                                                                   19,274,824        22,153,317
                                                                                           ------------------    --------------
         Total Liabilities and Stockholders' Equity                                              $26,373,593       $30,734,991
                                                                                           ==================    ==============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Nine Months Ended Mar. 31,
                                                                               ---------------------------------------
                                                                                     2003                  2002
                                                                               -----------------     -----------------
Cash Flows from Operating Activities:
  Net loss                                                                         $(2,878,493)           $ (753,313)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operations:
     Depreciation and amortization                                                     799,440             1,179,505
     Gain on sale of equipment                                                        (360,457)              (48,857)
     Amounts attributable to non-owned interests                                    (1,121,272)             (341,707)
     Loss from goodwill impairment                                                   1,485,660                     0
     Increase in accrued SERP liability                                                381,675               328,865
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                                               2,056,729               447,255
       Decrease in inventories                                                          44,947                46,393
       Decrease (increase) in prepaid expenses and other current assets                244,166              (796,702)
       Decrease in accounts payable and accrued expenses                              (591,660)             (801,733)
                                                                               -----------------     -----------------
Net Cash Provided by (Used in) Operating Activities                                     60,735              (740,294)
                                                                               -----------------     -----------------
Cash Flows from Investing Activities:
  Capital expenditures                                                                 (33,202)             (122,837)
  Sale of equipment                                                                    429,242                65,307
  Purchase (redemption) of marketable securities - net                                (253,595)            2,862,371
  Increase in cash surrender value of life insurance                                   (55,633)              (63,777)
                                                                               -----------------     -----------------
Net Cash Provided by Investing Activities                                               86,812             2,741,064
                                                                               -----------------     -----------------
Cash Flows from Financing Activities:
  Principal payments under capital lease obligations                                    (3,352)              (36,851)
  Dividends paid                                                                      (148,296)             (148,296)
                                                                               -----------------     -----------------
Net Cash Used in Financing Activities                                                 (151,648)             (185,147)
                                                                               -----------------     -----------------
Net Increase in Cash and Cash Equivalents                                               (4,101)            1,815,623
Cash and Cash Equivalents at Beginning of Period                                     5,598,382             1,735,972
                                                                               -----------------     -----------------
Cash and Cash Equivalents at End of Period                                         $ 5,594,281            $3,551,595
                                                                               =================     =================
Supplemental disclosure of cash flow information:
  Interest paid                                                                    $         0            $    4,560
                                                                               =================     =================



See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Financial Information

     The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); its wholly-owned subsidiary, CERBERONICS, Inc.; and its majority-controlled subsidiary, Insituform East, Incorporated ("Insituform East")(together, the "Company"). All significant intercompany accounts and transactions have been eliminated.

     The Condensed Consolidated Balance Sheet as of March 31, 2003, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2002 (unaudited) has been derived from the Company's June 30, 2002 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, results of operations and cash flows, in conformity accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the CERBCO annual report on Form 10-KSB for the fiscal year ended June 30, 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.   Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share data have been computed based upon the weighted average number of common shares outstanding during each period. The following numbers of shares have been used in the earnings ( loss) per share computations:

         Three Months and Nine Months Ended Mar. 31,
         -------------------------------------------
                2003                       2002
         -----------------            --------------
            1,482,956                    1,482,956
         =================            ==============

3.   Marketable Securities

     Marketable securities consist of:

                                                        Mar. 31, 2003                             June 30, 2002
                                             ------------------------------------    ------------------------------------
                                                Amortized              Fair             Amortized             Fair
                                                   Cost                Value              Cost                Value
                                             ----------------    ----------------    ----------------    ----------------
        Current:
            U.S. Government and agencies         $4,496,006          $4,516,783          $3,268,001         $3,294,760
            Corporate                             2,000,000           2,000,000           3,990,107          3,993,006
                                             ----------------    ----------------    ----------------    ----------------
                                                  6,496,006           6,516,783           7,258,108          7,287,766
                                             ----------------    ----------------    ----------------    ----------------
        Non-current:
            U.S. Government and agencies          3,020,328           3,026,250           2,004,631          2,007,810
            Corporate                                     0                   0                   0                  0
                                             ----------------    ----------------    ----------------    ----------------
                                                  3,020,328           3,026,250           2,004,631          2,007,810
                                             ----------------    ----------------    ----------------    ----------------
                Total Marketable Securities      $9,516,334          $9,543,033          $9,262,739         $9,295,576
                                             ================    ================    ================    ================

4.   Accounts Receivable

     Accounts receivable consist of:
                                             Mar. 31, 2003    June 30, 2002
                                             -------------    -------------

    Due from customers                         $2,012,929       $3,948,614
    Miscellaneous                                  55,349          176,393
                                             -------------    -------------
                                                2,068,278        4,125,007
    Less: Allowance for doubtful accounts          (8,546)          (8,546)
                                             -------------    -------------
          Total Accounts Receivable            $2,059,732       $4,116,461
                                             =============    =============

5.   Equity in Insituform East

     At March 31, 2003, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended March 31, 2003. If all the options outstanding at March 31, 2003 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.8% and 57.7%, respectively.

     From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended March 31, 2003.

6.   Goodwill - Application of SFAS No. 142

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles, which changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for the Company as of July 1, 2002 with respect to its investment in Insituform East. Under the new rules, the goodwill recorded as part of that investment will no longer be amortized but will be reviewed for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below its carrying amount.

     As of March 31, 2003, the Company believes that continuing losses incurred, and losses anticipated, by Insituform East are an indication of a significant non-temporary adverse change in that subsidiary's business such that the Company's carrying amount of its investment in Insituform East, including goodwill, has been impaired. Based on an assessment of the fair value of Insituform East at March 31, 2003, a goodwill impairment of $1,485,660 was recognized during the period ended March 31, 2003. The Company's assessment of fair value is liquidation value which approximates book value at March 31, 2003.

7.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of:

                                                  Mar. 31, 2003   June 30, 2002
                                                  --------------  --------------

     Accounts payable                                  $990,048      $1,187,112
     Accrued compensation and other expenses            256,454         651,050
     Dividends payable                                        0         148,296
                                                  --------------  --------------
         Total Accounts Payable                      $1,246,502      $1,986,458
                                                  ==============  ==============
8.   Contingencies

     The Company is involved in certain contingencies arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated loss from continuing operations before a loss from goodwill impairment of -$760,646 (-$0.51 per share), a loss from goodwill impairment of -$1,485,660 (-$1.00 per share) and a consolidated net loss of -$2,246,306 (-$1.51 per share) on sales of $1.7 million for the third quarter, and a consolidated loss from continuing operations before a loss from goodwill impairment of -$1,392,833 (-$0.94 per share), a loss from goodwill impairment of -$1,485,660 (-$1.00 per share) and a consolidated net loss of -$2,878,493 (-$1.94 per share) on sales of $6.5 million for the first nine months of fiscal year 2003, ended March 31, 2003. For the comparative periods of fiscal year 2002, the Company reported a net loss of -$293,410 (-$0.20 per share) on sales of $4.9 million, and a net loss of -$753,313 (-$0.51 per share) on sales of $14.9 million, respectively.

     The Company attributed its unfavorable results from continuing operations for the third quarter ended March 31, 2003 primarily to the unfavorable results of Insituform East, Inc. ("Insituform East"), the Company's majority-controlled and only operating segment, and to the annual accrual on January 1, 2003 by the parent company of additional liabilities in connection with its supplemental retirement plan. Insituform East recognized a consolidated net loss of -$961,845 on sales of $1.7 million, which contributed a loss of -$377,728 to CERBCO in the third quarter of the current fiscal year. The Company incurred approximately $309,000 in expense as the result of increased benefits payable under its supplemental retirement plan as of January 1, 2003.

     The Company attributed Insituform East's unfavorable results for the third quarter of fiscal year 2003 primarily to a reduced volume of immediately workable backlog in its licensed Insituform(R) process territory. With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company anticipates the continuation of its current reduced level of immediately workable backlog for the remainder of fiscal year 2003. As previously reported, the Company was not the low bidder during fiscal year 2002 on renewal work with its then largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had a large negative impact on the Company's workable backlog pending the procurement of replacement contracts. The Company intends to continue to pursue an aggressive cost reduction program in response to its current and forward anticipated adverse business conditions.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $13.1 million at March 31, 2003 as compared to $14.8 million at March 31, 2002. The total backlog value of all uncompleted and multi-year contracts at March 31, 2003 and 2002 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. The twelve-month backlog at March 31, 2003 was approximately $10.8 million as compared to $8.9 million at March 31, 2002. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards, including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

     As the result of continuing losses and anticipated future operating losses to be incurred by Insituform East, the Company has determined that the carrying amount of its investment in Insituform East, including goodwill, has been impaired as of March 31, 2003, and has taken a write-off of all previously carried goodwill in the amount of $1,485,660 for the period ending March 31, 2003.

Results of Operations

 Three Months Ended Mar. 31, 2003 Compared with Three Months Ended Mar. 31, 2002

     Consolidated sales decreased $3.2 million (-65%) from $4.9 million for the quarter ended March 31, 2002 to $1.7 million for the quarter ended March 31, 2003, due primarily to a reduced volume of immediately workable backlog in Insituform East's licensed Insituform process territory.

     Consolidated cost of sales decreased 47% in the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 13% for the third quarter of fiscal year 2002 to a gross profit (loss) of (32%) for the third quarter of fiscal year 2003. This decrease is due primarily to the absorption of semi-fixed costs over reduced sales levels during the second quarter of fiscal year 2003. The Company's selling, general and administrative expenses decreased 37% in the third quarter of fiscal year 2003, primarily as a result of cost reduction measures taken during the latter part of fiscal year 2002. The Company's consolidated operating loss increased from an operating loss of -$952,980 for the quarter ended March 31, 2002 to an operating loss of -$1,546,403 for the quarter ended March 31, 2003.

     Investment income decreased 48% in the third quarter of fiscal year 2003, primarily as a result of a decline in interest rates. Other income (expense) - net increased from a loss of -$60,266 in the third quarter of fiscal year 2002 to a gain of $141,369 in the third quarter of fiscal year 2003. The loss in the third quarter of fiscal year 2002 primarily was the result of decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan. The gain in the third quarter of fiscal year 2003 primarily was the result of gains recognized from the sale of excess equipment.

     The benefit for income taxes of $3,000 for the third quarter of fiscal year 2003 was recorded by the parent company, CERBCO. No additional benefit for income taxes was recorded by Insituform East as a result of its third quarter
2003 losses, as the benefit calculated using applicable enacted federal and state tax rates of 39% of such losses was applied to increase the valuation allowance recorded against the Company's deferred tax asset. The benefit for income taxes for the third quarter of fiscal year 2002 includes a benefit recorded by CERBCO and a benefit of $683,000 recorded by Insituform East as a result of tax legislation enacted during the quarter permitting Insituform East to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996.

     Non-owned interests in the earnings (loss) of Insituform East decreased from $290,960 in the third quarter of fiscal year 2002 to ($584,117) in the third quarter of fiscal year 2003. Insituform East's consolidated results decreased from net earnings of $479,113 in the third quarter of fiscal year 2002 to a net loss of -$961,845 in the third quarter of fiscal year 2003.

     The loss from goodwill impairment of -$1,485,660 in the third quarter of fiscal year 2003 resulted from a write-off of the Company's remaining goodwill in its investment in Insituform East.

  Nine Months Ended Mar. 31, 2003 Compared with Nine Months Ended Mar. 31, 2002

     Consolidated sales decreased $8.5 million (-57%) from $14.9 million for the nine months ended March 31, 2002 to $6.4 million for the nine months ended March 31, 2003, due primarily to a reduced volume of immediately workable backlog in Insituform East's licensed Insituform process territory.

     Consolidated cost of sales decreased 47% in the first nine months of fiscal year 2003 as compared to the first nine months of fiscal year 2002. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 9% for the first nine months of fiscal year 2002 to a gross profit (loss) of (11%) for the first nine months of fiscal year 2003. This decrease is due primarily to the absorption of semi-fixed costs over reduced sales levels during the first nine months of fiscal year 2003. The Company's selling, general and administrative expenses decreased 37% during the first nine months of fiscal year 2003, primarily as a result of cost reduction measures during the latter part of fiscal year 2002. The Company's consolidated operating loss increased 34% in the first nine months of fiscal year 2003 as compared to the first nine months of fiscal year 2002.

     Investment  income  decreased  46% in the first nine  months of fiscal year
2003, primarily as a result of a decline in interest rates. Other income (expense) - net increased from a loss of -$145,268 to a gain of $341,997. The loss in the nine months ended March 31, 2002 primarily was the result of decreases in the cash surrender values of insurance policies funding the parent company's supplemental retirement plan. The gain in the nine months ended March 31, 2003 primarily was the result of gain recognized from the sale of excess equipment.

     The provision for income taxes of $105,000 for the first nine months of fiscal year 2003 was recorded by the parent company, CERBCO. No benefit for income taxes was recorded by Insituform East for the first nine months of fiscal year 2003, as the benefit calculated using applicable enacted federal and state tax rates of 39% of its pre-tax loss was applied to increase the valuation allowance recorded against the company's deferred tax asset. The benefit for income taxes for the first nine months of fiscal year 2002 includes a benefit for income taxes of $683,000 recorded by Insituform East as a result of tax legislation enacted during the third quarter of fiscal year 2002 permitting Insituform East to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996.

     Non-owned interests in the loss of Insituform East increased 228% in the first nine months of fiscal year 2003, as Insituform East's consolidated loss increased 228% from -$562,677 in the nine months ended March 31, 2002 to -$1,846,360 in the nine months ended March 31, 2003.

     The loss from goodwill impairment of -$1,485,660 in the first nine months of fiscal year 2003 resulted from a write-off in the third quarter of fiscal year 2003 of the Company's remaining goodwill in its investment in Insituform East.

Financial Condition

     During the nine months ended March 31, 2003, the Company's operating activities provided $60,735 in cash. This result is due to the Company's net loss being offset by the net effect of (i) several items that did not affect the Company's operating cash, including approximately $799,000 in depreciation expenses, $360,000 of gain in the sale of equipment accounted for as an investing activity, $1,121,000 in the consolidated net loss in Insituform East attributable to non-owned interests, and a $1,486,000 loss from goodwill impairment, and (ii) changes in items that did affect the Company's cash, including a decrease in accounts receivable of approximately $2,057,000, due primarily to improved customer collections during the period, and a decrease in accounts payable of approximately $592,000, due to reduced operating activity.

     The Company's investing activities provided approximately $87,000 in cash during the nine months ended March 31, 2003, primarily due to the sale of excess equipment and the timing between purchases and redemptions of its investments in marketable debt securities. The Company used approximately $150,000 in its financing activities, primarily due to the payment of dividends.

     The  Company's   liquidity   remained   strong  with  working   capital  of
approximately $14.0 million and a current ratio of 12 to 1 at March 31, 2003. The Company has cash and temporary investments in excess of $15.1 million which, pending longer term investment, it believes are more than adequate to meet its cash flow requirements in the foreseeable future.

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

Item 3.  Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Corporate Executive Committee ("CEC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: Pages

     99.1 - CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months and nine months ended March 31, 2003; Balance Sheet Information; and Consolidating Elimination Entries as of March 31, 2003. 16-20

     99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 21

     99.3 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 22

     99.4 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 23

(b) Reports on Form 8-K:

     The Company filed one report on Form 8-K during the quarter ended March 31, 2003. The report, dated February 14, 2003, did not include any financial statements and reported on Item 5. Other Events: Press release dated February 14, 2003 announcing the Company's financial results for the three months ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003

                                    CERBCO, Inc.
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ ROBERT W. ERIKSON
                                    --------------------------------------------
                                    Robert W. Erikson
                                    President



                                    /s/ ROBERT F. HARTMAN
                                    --------------------------------------------
                                    Robert F. Hartman
                                    Vice President, Secretary & Treasurer
                                    (Principal Financial and Accounting Officer)

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

May 14, 2003
                                    /s/Robert W. Erikson
                                    --------------------------------------------
                                    Robert W. Erikson
                                    President

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

May 14, 2003
                                    /s/George Wm. Erikson
                                    --------------------------------------------
                                    George Wm. Erikson
                                    Chairman & General Counsel

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

May 14, 2003
                                    /s/Robert F. Hartman
                                    --------------------------------------------
                                    Robert F. Hartman
                                    Vice President, Secretary & Treasurer