Form 10KSB
period 2003-06-30
CERBCO INC
filed 2003-09-30
CIK 826821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended:                                       June 30, 2003
                                       OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE    ACT   OF   1934

For   the    transition    period     from                   to
     _____________________                  ---------------       --------------

Commission file number:     0-16749

                                  CERBCO, Inc.
           (Name of small business issuer as specified in its charter)

         Delaware                                               54-1448835
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 3421 Pennsy Drive, Landover, Maryland                             20785
(Address of principal executive offices)                         (Zip Code)

            Issuer's telephone and fax numbers, including area code:
                               301-773-1784 (tel)
                               301-322-3041 (fax)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.10 per share
                 Class B Common Stock, par value $.10 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X          No
                            -----------         ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     X
                               -----------

The registrant's revenues for the fiscal year ended June 30, 2003 (included in discontinued operations) were $8,880,602.

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 2, 2003, was $8,824,720.

As of September 2, 2003, the following number of shares of each of the issuer's classes of common stock were outstanding:
                       Common Stock           1,191,538
                       Class B Common Stock     291,418
                                             ----------
                       Total                  1,482,956

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:     Yes         No     X
                                                      --------     --------


Total number of pages of this report:  52
Index to Exhibits located at page:  41

                                TABLE OF CONTENTS

PART I                                                                                                    Page

Item 1.           Description of Business....................................................................3

Item 2.           Description of Property....................................................................8

Item 3.           Legal Proceedings..........................................................................8

Item 4.           Submission of Matters to a Vote of Security Holders........................................9

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters...................................9

Item 6.           Management's Discussion and Analysis of Financial Condition and Results of Operations.....10

Item 7.           Financial Statements......................................................................13

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......13

Item 8A.          Controls and Procedures...................................................................13

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act....................................................32

Item 10.          Executive Compensation....................................................................34

Item 11.          Security Ownership of Certain Beneficial Owners and Management............................40

Item 12.          Certain Relationships and Related Transactions............................................41

Item 13.          Exhibits and Reports on Form 8-K..........................................................41



                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                AND BALANCE SHEET
                               Pages 15 through 17

                                     PART I

Item 1.  Description of Business

(a)      Business Development

     CERBCO, Inc. ("CERBCO", the "Company", "Issuer" or "Registrant") [OTC:CERB] is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, Inc. ("CERBERONICS"), in INEI Corporation ("INEI") [OTC:INEI].

     CERBCO was incorporated on December 23, 1987 in the State of Delaware. The Company was formed for the purpose of implementing a Plan of Reorganization and Merger (the "Plan"), whereby its then publicly-traded predecessor, CERBERONICS, became a wholly-owned subsidiary of CERBCO. Under the Plan, owners of shares of stock previously held in CERBERONICS, by class, received ownership of an equivalent number of shares of stock, by class, in CERBCO. The Company thus consisted of CERBCO, a parent holding company, and three principal subsidiaries, CERBERONICS, Insituform East, Incorporated and Capitol Office Solutions, Inc.

     CERBERONICS, which had been providing engineering, analytical and technical support services to the United States Government, discontinued operations in 1991 but continues as a Delaware holding company subsidiary.

     Insituform East, Incorporated ("Insituform East"), now known as INEI Corporation from September 5, 2003, primarily rehabilitated and repaired underground sewers and other pipelines, which business constituted the Company's only industry segment. Historical references to Insituform East in this Report should be read as referring to INEI.

     Capitol Office Solutions, Inc., formerly known as Capitol Copy Products, Inc. ("Capitol"), is in the business of selling, servicing and providing supply products for copier and facsimile equipment in the greater Baltimore and Washington, DC metropolitan areas. On June 30, 1997, the Company's two-thirds majority interest in Capitol was redeemed by Capitol for approximately $19 million in cash plus two-thirds of an approximate $5 million pre-redemption dividend, leaving Insituform Eastas the Company's sole remaining operating subsidiary.

     On June 18, 2003, Insituform East entered into an Asset Purchase Agreement (the "Agreement") with Insituform Technologies, Inc. ("ITI"), providing for the sale to ITI of substantially all of Insituform East's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The Agreement also required Insituform East to change its name to INEI Corporation, effective with the closing. The closing of the sale to ITI occurred on September 5, 2003.

     The Agreement provided, among other things, for the purchase by ITI of (i) certain of Insituform East's operating vehicles, equipment and inventories, (ii) all of Insituform East's ongoing contracts [other than those of Try Tek Machine Works, Inc. ("Try Tek"), a wholly-owned subsidiary of Insituform East], and
(iii) Insituform East's sublicenses.

     On July 24,  2003,  Insituform  East  entered  into a Contract of Sale with
LINLO Realty L. L. C. ("LINLO"), a subsidiary of Atlantic Transportation Equipment, Ltd., providing for the sale to LINLO of all of Insituform East's real property in Landover, MD. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, expected to occur by the end of November 2003, is subject to certain customary conditions, including that LINLO has a 70-day period (commencing July 24, 2003) to ensure the suitability of the property for its use and development.

     The principal office and corporate headquarters of the Company are located in suburban Washington, D.C., collocated with the offices of INEI at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 773-1784 and its fax number is (301) 322-3041.

(b)  Business of Issuer

                                  CERBCO, Inc.

     CERBCO is a parent holding company with a controlling interest in one now discontinued operating subsidiary, Insituform East, and a wholly-owned interest in CERBERONICS, a Delaware holding company. CERBCO officers participate directly on the management team of these subsidiary corporations, in varying capacities and officerships, with a view to overseeing, protecting and developing the long-term value of the Company's investments in such subsidiaries. Substantially all of the Company's operations were attributable to Insituform East and, until September 5, 2003, a business description of CERBCO was primarily a business description of Insituform East, as given below. See Part III, Item 13, Exhibit 99, "CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 2003; Balance Sheet Information and Consolidating Elimination Entries as of June 30, 2003" for additional financial information pertaining to Insituform East.

            INEI Corporation (formerly Insituform East, Incorporated)
GENERAL

     Insituform East (or for this section, the "Company") was organized under the laws of the State of Delaware on February 26, 1970 under the name Universal Construction and Supply Company. The name Insituform East, Incorporated was adopted on August 24, 1978 and the name INEI Corporation was adopted effective September 5, 2003. The Company was engaged in the business of underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(R) process, a patented technology for reconstructing pipelines with little or no excavation. From July 1978 to September 2003, the Company and its subsidiaries were engaged in the business of rehabilitating underground sewers and other pipelines, principally using cured-in-place pipe ("CIPP") processes, with primary revenues generating from the Company's Insituform(R) brand product line.

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

     In May 1989, the Company acquired an 80% interest in Try Tek, located in Hanover, Pennsylvania, which was founded in September 1985 to custom design and build special machinery, including machinery used in the Insituform process. The Company acquired an additional 10% interest in Try Tek in February 1993 and the remaining 10% interest in March 1995.

     In December 1990, the Company acquired an exclusive license for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe(R) process and trademark for a sales region identical to the territories licensed to the Company for the Insituform process.

     In March 1999, ITI gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform sublicense agreement and simultaneously commenced litigation to deny Midsouth Partners any rights to further utilize CIPP rehabilitation processes as previously practiced under such license. The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement"). Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value, giving the Company a 100% interest in partnership profits and losses, and Midsouth Partners was then entitled to continue the business of the partnership under such name. The Insituform sublicense agreement and its requirement to pay royalties were relinquished under the settlement, permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provided that Midsouth Partners could utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the process that it formerly practiced pursuant to its then-terminated Insituform sublicense agreement as the same existed on July 20, 1999.

     In December 1999, ITI again initiated litigation against the Company over the rights of Midsouth Partners acquired pursuant to the Midsouth Settlement
Agreement and certain rights belonging to the Company under its Insituform sublicense agreements. A trial was held in April 2002 and these rights were confirmed. However, due to continued adverse business conditions in the southeast region of the United States served by Midsouth Partners, the Company undertook an indefinite suspension of further Midsouth Partners subsidiary operations as of April 2002.

     On June 18, 2003, Insituform East entered into an Asset Purchase Agreement (the "Agreement") with ITI, providing for the sale to ITI of substantially all of Insituform East's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing of the sale to ITI occurred on September 5, 2003.

     The Agreement provided, among other things, for the purchase by ITI of (i) certain of Insituform East's operating vehicles, equipment and inventories, (ii) all of Insituform East's ongoing contracts (other than those of Try Tek), and
(iii) Insituform East's sublicenses and other intellectual property, including its supply agreements.

     On July 24, 2003, Insituform East entered into a Contract of Sale with LINLO, providing for the sale to LINLO of all of Insituform East's real property in Landover, MD. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, expected to occur by the end of November 2003, is subject to certain customary conditions, including that LINLO has a 70-day period (commencing July 24, 2003) to ensure the suitability of the property for its use and development.

     Until September 5, 2003, Insituform East and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." From 1978 to 2003, the Company performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform brand trenchless CIPP process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, was entitled to operate substantially without geographic restriction. The Company's CIPP rehabilitation processes utilized a custom manufactured unwoven polyester fiber-felt tubing with an elastomeric coating on the exterior surface. The flat, pliable tube was later impregnated with a liquid thermosetting resin, and the resin-saturated material was inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material was turned inside out as it was forced through the pipeline. When the inverted and inflated tube was fully extended, the cold water within it was recirculated through a heat-exchange unit. The heated water cured the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections were then reopened by use of a remotely controlled cutting device.

     The principal office and corporate headquarters of the Company are located at 3421 Pennsy Drive, Landover, Maryland 20785. The Company's telephone number is (301) 386-4100, and its fax number is (301) 386-2444.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

     On December 9, 1992, ITI, (then known as Insituform of North America, Inc.), through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. Until September 5, 2003, Insituform East was a sublicensee of ITI for use of the Insituform process. The Company held six sublicense agreements with ITI that granted the Company exclusive rights to perform the Insituform process in the designated territories of Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania and West Virginia.

     The sublicense agreements required the Company to pay ITI a base royalty of 8% of the revenue, excluding certain deductions, from all contracts using the Insituform process, with a minimum annual royalty requirement for each licensed territory. As a result of the SAW Agreement (see below) and its provisions for a 0.5% royalty setoff, the Company's base royalty was effectively 7.5%. In the event the Company performed the Insituform process outside its exclusive territory, the sublicense agreements required it to pay an additional "crossover" royalty of from 8% to 12% of the gross contract price in addition to the regular base royalty due ITI.

     In 1981, the Company was assigned the rights to an agreement (the "SAW Agreement") regarding the introduction of potential Insituform process sublicensees to ITI. The Company had the right to receive quarterly payments from ITI equal to 0.5% of contract revenue from Insituform process installations in its licensed territory. In prior years, the Company received quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama in connection with the introduction of former Insituform process licensees to ITI.

     On December 29, 1997, the Company entered into a revised supply agreement with ITI whereby it committed to purchase 90% of its Insitutube(R) material requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement would have automatically extended for one year periods unless notice of termination was provided by either party six months prior to the end of any such annual period. On June 24, 2002, the Company notified ITI of its election to terminate the agreement on December 31, 2002, in order to negotiate a new agreement.

     Effective January 1, 2003, Insituform East entered into a new supply agreement with ITI for the purchase of felt tubes. The agreement was for a period of one year and would have continued year-to-year unless cancelled by either party upon the giving of ninety days written notice at any time. ITI extended certain favorable pricing for an annual order volume totaling more than $500,000 in exchange for the Company's commitment to purchase its tube requirements sole source from ITI.

     Under the terms of the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners became a wholly-owned subsidiary of the Company and obtained a royalty-free non-exclusive right, without limitation in time, to continued use within the partnership's previously licensed territory of the process practiced pursuant to its since-terminated Insituform sublicense agreement as the same existed on July 20, 1999. The Insituform sublicense agreement and its requirement to pay royalties were relinquished under the settlement, permitting direct competition between ITI and Midsouth Partners.

     Effective July 20, 1999, Midsouth Partners also executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extended for successive one year periods unless notice of termination was provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

     The Company also entered into a license agreement with NuPipe, Inc., a previously wholly-owned and now merged subsidiary of ITI, for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe process and trademark. The Company's licensed NuPipe territory was identical to the Company's licensed Insituform territory. The Company committed to pay a royalty equal to 6.75% of gross contract revenue utilizing the process and to purchase certain installation equipment and installation materials from ITI. In connection with the Midsouth Settlement Agreement, Midsouth Partners' similar NuPipe(R) License Agreement was relinquished effective July 20, 1999.

     Initially, ITI was, in the North American market, solely a licensor of technology and supplier of felt tube to a licensee network consisting of approximately a dozen independent contractor installers, including the Company. However, in 1992 ITI moved to become a direct installer of its CIPP technology brand and, since that time, has acquired all of its former North American licensees, now including the Company. Since CERBCO acquired a controlling interest in Insituform East in 1985, ITI had, on six occasions, made overtures or held preliminary discussions to purchase, merge or acquire control of CERBCO, Insituform East or both. The most recent of these commenced in December 2002.

     On June 18, 2003, Insituform East entered into an Asset Purchase Agreement (the "Agreement") with ITI, providing for the sale to ITI of substantially all of Insituform East's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing of the sale to ITI occurred on September 5, 2003.

     The Agreement provided, among other things, for the purchase by ITI of (i) certain of Insituform East's operating vehicles, equipment and inventories, (ii) all of Insituform East's ongoing contracts [other than those of Try Tek], and
(iii) Insituform East's sublicenses and other intellectual property, including its supply agreements.

PATENTS AND COMPETITION

     The general pipeline reconstruction, rehabilitation and repair business is significantly competitive. The Company faced conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies, including CIPP processes such as the Insituform process.

     The Insituform process was developed in the United Kingdom in 1971. There are presently 63 United States patents that cover various aspects of the Insituform process. Two initial method patents relating to the Insituform process (one of which covered material aspects of the inversion process) expired in 1994. The last patent to expire will remain in effect until 2021. The Company's rights to utilize the patents were derived from its licensor, ITI.

     Until their expiration in 1994, the two initial method patents relating to the Insituform process effectively precluded the entry of other CIPP processes or contractors into the marketplace. Therefore, the Company and North American licensees of the Insituform process benefited from the limited competitive alternatives to traditional "dig-and-replace" pipeline repair. While numerous additional patents existed and continue to exist in relation to the Insituform process, the expiration of the two initial method patents effectively permitted the entry into the market of generic CIPP process alternatives, and numerous new entrants subsequently entered the marketplace. The 2003/2004 directory of the North American Trenchless Technology Industry, published by Trenchless Technology magazine, currently lists over 230 contractors and over 130 manufacturers and suppliers under its "Pipe Relining" category.

     The influx, over time, of significant competition and subsequent industry over-capacity had a dramatic adverse effect on the prices that the Company was able to charge for CIPP installation, as the majority of the Company's potential customer work shifted from negotiated to lowest-bid contracting. In addition, generic CIPP competitors typically are required to make relatively small royalty payments, if any. The entry of other, lower cost, competitors into its markets severely and adversely affected the Company's competitive position and, consequently, its financial condition and results of operations.

CUSTOMERS

     Until September 5, 2003, the Company performed services under contracts with governmental authorities, private industries and commercial entities. In each of the last two fiscal years, a majority of the Company's sales came from state and local government entities -- cities, counties, state agencies and regional authorities. In each of these years, the Company performed work for major customers that were significant to its business. During the year ended June 30, 2003, a city government in central Virginia and a regional authority in southwest Ohio accounted for 35% and 26%, respectively of the now discontinued Company's revenues. During the year ended June 30, 2002, a county government in the Washington, D.C. metropolitan area, a city government in central Virginia and a regional sanitary authority in southwest Ohio accounted for 38%, 15% and 14%, respectively, of the Company's revenues.

SUPPLIERS

     The Company's materials and equipment were generally available from several suppliers. Although the Company believed that ITI was the sole source of proprietary Insitutube material, there are other suppliers of felt tube materials and other materials used in CIPP rehabilitation. Under agreed disclosures, the Company had the right to substitute an alternate polyester fiber-felt or other tube materials available in the marketplace. In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners was no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials. During the last two years, the Company did not experience any difficulty in obtaining adequate supplies of felt tube materials.

REVENUE RECOGNITION AND BACKLOG

     The Company recognized revenue using the units of completion method as pipeline sections were rehabilitated using CIPP processes. Installations were generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer when completed. In most cases, contracts consisting of individual line sections had a duration of less than one year.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $11.0 million at June 30, 2003 as compared to $12.2 million at June 30, 2002. The twelve-month backlog at June 30, 2003 was approximately $8.7 million as compared to $5.8 million at June 30, 2002. The total backlog value of all uncompleted and multi-year contracts at June 30, 2003 and 2002 included work not estimated to be released and installed within twelve months, as well as potential work included in terms contract awards which may or may not have been fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates were not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affected productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

RESEARCH AND DEVELOPMENT

     The Company has relied on its Insituform process licensor, ITI, for major research and development of its Insituform process product line. From time to time, however, the Company expended engineering efforts to improve its CIPP installation methods and design techniques for specific customer applications.

GOVERNMENTAL REGULATIONS

     The Company did not experience any material impediments to the use of CIPP processes arising from existing or future regulations or requirements, including those regulating the discharge of materials into the environment.

EMPLOYEES

     At June 30, 2003, the Company employed 63 full-time persons. Effective September 6, 2003 and following the sale of Insituform East's non-real estate assets and on-going business, the Company had 9 full-time employees.

Item 2.  Description of Property

     The Company owns four buildings  totaling  76,700 square feet situated on a
15.45 acre site in the Ardwick Industrial Park, Landover, Maryland. This facility housed the maintenance, operations, marketing, administration and executive offices of the Company. Until September 5, 2003, the Company also leased a 5,460 square foot facility in Cincinnati, Ohio to serve customers in the western region of its licensed territory.

     The Company owns 13,885 square feet of land in Hanover, Pennsylvania. Try Tek's manufacturing, administration and storage facilities are housed in three buildings totaling 6,139 square feet at this site.

     Until August 15, 2002, the Company also leased a 15,000 square foot facility in Knoxville, Tennessee to serve customers in the southeastern United States.

     On July 24, 2003, Insituform East entered into a Contract of Sale with LINLO, providing for the sale to LINLO of all of Insituform East's real property in Landover, Maryland. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, expected to occur by the end of November 2003, is subject to certain customary conditions, including that LINLO has a 70-day period (commencing July 24, 2003) to ensure the suitability of the property for its use and development.

Item 3. Legal Proceedings

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

     The following table shows the high and low bid quotations for the period indicated as reported by Commodity Systems, Inc.:

                                                            Common Stock
         Fiscal Year Ended June 30, 2003               High              Low
         -------------------------------               ----              ---
         1st Quarter                                   $3.65            $2.55
         2nd Quarter                                   $3.10            $2.51
         3rd Quarter                                   $3.50            $2.75
         4th Quarter                                   $7.80            $2.87

         Fiscal Year Ended June 30, 2002                High              Low
         -------------------------------                ----              ---
         1st Quarter                                   $3.44            $1.90
         2nd Quarter                                   $2.59            $2.10
         3rd Quarter                                   $4.95            $2.50
         4th Quarter                                   $4.75            $3.35

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

     (b)  Holders

     As of September 2, 2003, the approximate number of shareholders of record of each class of common equity of CERBCO was as follows:

        Common Stock                               171
        Class B Common Stock                        79

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

(c)  Dividends

     On June 30, 2003, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 31, 2003 to its shareholders of record as of the close of business on July 15, 2003. On June 13, 2002, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 2002 to its shareholders of record as of the close of business on June 30, 2002.

     The declaration of any future dividends will be determined by the Board of Directors based upon conditions then existing, including the Company's operating results, financial condition, capital requirements and other factors. While there can be no assurances as to the declaration of any future dividends, it is presently contemplated that dividends will be declared annually with a record date on or about June 30th and a payment date on or about July 15th.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

     The following table reflects, as of June 30, 2003, information concerning all equity compensation plans approved by the Company's stockholders. The Company has no equity compensation plans that have not been approved by the Company's stockholders.



                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                                       Number of
                                                                                                      Securities
                                                                                                       Remaining
                                                                                                     Available for
                                                        Number of                                   Future Issuance
                                                     Securities to be       Weighted Average         Under Equity
                                                       Issued Upon           Exercise Price       Compensation Plans
                                                       Exercise of           of Outstanding           [excluding
                                                       Outstanding              Options,              securities
                                                    Options, Warrants         Warrants and           reflected in
                                                        and Rights               Rights               column (a)]

Plan Category                                              (a)                     (b)                    (c)
------------------------------------------------ ---------------------- --------------------     --------------------
Equity Compensation Plans Approved by Security
    Holders                                              100,000                 $6.0125                105,000
Equity Compensation Plans Not Approved by
    Security Holders                                           0                 $0.0000                      0
                                                    -------------------                           --------------------
Total                                                    100,000                                        105,000
                                                    ===================                           ====================


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated loss from continuing operations of -$2,047,528 (-$1.38 per share) and a consolidated net loss of -$2,721,806 (-$1.84 per share) for the fiscal year ended June 30, 2003. In the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$883,710 (-$0.60 per share) and a consolidated net loss of -$1,436,449 (-$0.97 per share). Sales of $8,880,602 and $18,152,666 recognized by Insituform East, Incorporated ("Insituform East"), now known as INEI Corporation, the Company's majority-controlled and then only-operating segment, for the fiscal years ended June 30, 2003 and 2002, respectively, are included in the loss from discontinued operations.

     The Company attributed its unfavorable results for the fiscal year ended June 30, 2003 primarily to three factors: (1) a loss from goodwill impairment;
(2) the unfavorable results of the discontinued operations of Insituform East; and (3) a decrease in investment income resulting from a decline in interest rates. As a result of continuing losses and anticipated future operating losses to be incurred by Insituform East, the Company determined that the carrying amount of its investment in Insituform East, including goodwill, was impaired as of March 31, 2003. Accordingly, the Company took a write-off of all previously carried goodwill in the amount of $1,485,660 at that time. In addition, Insituform East recognized a consolidated net loss of -$1,716,979 on sales of $8,880,602 for its now discontinued operations in fiscal year 2003, which contributed a net loss from discontinued operations of -$674,278 (39.3%) to the Company. Finally, interest earned on the Company's marketable securities decreased $364,282 in fiscal year 2003, primarily due to a decrease in the average rate of return on such investments from 4.8% in fiscal year 2002 to 3.0% in fiscal year 2003.

     On June 18, 2003, Insituform East entered into an Asset Purchase Agreement with Insituform Technologies, Inc. ("ITI"), the licensor of the Insituform(R) process technology, providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The Agreement also required Insituform East to change its name to INEI Corporation, effective with the closing. The closing of the sale occurred on September 5, 2003.

     Commencing in 1992, ITI entered the CIPP installation business and began to acquire North American licensees of its Insituform technology. By 2000, Insituform East was the only remaining independent North American Insituform licensee. In addition, the expiration of certain initial method patents for the Insituform process in 1994 permitted the entrance of new competitors, using generic processes, into the CIPP market. These competitors generally enjoy a significantly lower cost structure than did Insituform East due, among other reasons, to the typical absence of third-party royalty payments. The combined effect of the entry of ITI into the CIPP installation business and the entry of other, lower cost, competitors into its markets, severely and adversely affected Insituform East's competitive position and, consequently, its financial condition and results of operations. Insituform East's Board of Directors, therefore, concluded that the independent continuation of Insituform East in the CIPP marketplace was no longer economically viable or in the best economic interest of its stockholders.

     With the completion of the Asset Sale, the Insituform East Board of Directors, after due consideration has undertaken certain additional transactions designed to maximize Insituform East stockholder value. In this regard, subsequent to the execution of the Asset Purchase Agreement, on July 24, 2003, Insituform East entered into a Real Estate Contract of Sale for the sale of its real estate assets. Insituform East currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of Insituform East's liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

     After completion of the Asset Sale and application of the net proceeds in the manner contemplated, and assuming ultimate release to the Company of the entire escrowed amount and after deduction of transaction costs in connection with the Asset Sale, Insituform East holds:

     o Two contiguous parcels of improved real property located in Landover, Maryland, historically held for the purpose of housing its corporate headquarters and CIPP business operations and which are the subject of the Real Estate Contract of Sale, which contemplates the sale of these properties for a combined price of $5,215,000;

     o One parcel of improved real property located in Hanover, Pennsylvania, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

     o Cash and cash equivalents in the approximate amount of $1,900,000, substantially all of which represents residual net proceeds from the Asset Sale;

     o    Residual inventory and equipment not part of the Asset Sale; and

     o    Accounts receivable in the approximate amount of $2,000,000.


     Insituform East and, consequently, the Company, will not have any ongoing operations subsequent to the Asset Sale, other than those of its wholly owned subsidiary, Try Tek, and those operations are not expected to continue beyond September 30, 2003.

     Unless the Insituform East Board concludes, in accordance with its fiduciary obligations, that dissolution of Insituform East and liquidation and distribution of its assets are not in the best interest of Insituform East and its stockholders, Insituform East has undertaken in the now closed Asset Purchase Agreement with ITI that it will adopt a plan of dissolution and submit the plan to a vote of its stockholders no later than the next annual meeting, currently scheduled for December 18, 2003.

     Likewise, the Company's Board of Directors anticipates that, after consideration in due course, it also will undertake one or more transactions designed to maximize CERBCO stockholder value. Unless the Board concludes that dissolution of the Company and liquidation and distribution of its assets are not in the best interest of the Company and its stockholders, it is likely the Board will adopt a plan of dissolution and to submit the plan to a vote of stockholders no later than the Company's next annual meeting, also currently scheduled for December 18, 2003.

Results of Operations

     The results from continuing operations are the results of the parent company, CERBCO. CERBCO's interests in Insituform East's discontinued operations are shown as a loss from discontinued operations - net of non-owned interests and income taxes.

     CERBCO's selling, general and administrative expenses decreased approximately $0.4 million (-30%) in fiscal year 2003 as compared to fiscal year 2002, primarily as a result of a reduction of legal and consulting fees in fiscal year 2003. The Company incurred approximately $380,000 in such costs in connection with a proposed recapitalization of CERBCO in fiscal year 2002.

     Investment income decreased approximately $0.4 million (-48%), primarily as a result of a decline in interest rates. Other income (expense) - net increased from a loss of -$532,739 to a gain of $66,375. The loss in fiscal year 2002 was primarily the result of decreases in the cash surrender values of life insurance policies funding the parent Company's supplemental retirement plan. The gain in fiscal year 2003 was the result of increases in such cash surrender values.

     The provision for income taxes of $105,000 for fiscal year 2003 and the credit for income taxes of $203,500 for fiscal year 2002 were recorded by the parent company, CERBCO. No benefit for income taxes was recorded by Insituform East for fiscal year 2003, as the benefit calculated using applicable enacted federal and state rates of 39% of its pre-tax loss was applied to increase the valuation allowance recorded against the Company's deferred tax asset. A benefit for income taxes for Insituform East for fiscal year 2002 of $683,000 was recorded as a result of tax legislation enacted during 2002 permitting Insituform East to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996. This benefit is included in the loss from discontinued operations for fiscal year 2002.

     The loss from goodwill impairment of $1,485,660 in fiscal year 2003 resulted from a write-off in the third quarter of fiscal year 2003 of the parent Company's remaining goodwill in its investment in Insituform East.

     The loss from discontinued operations increased approximately $0.1 million in fiscal year 2003 as compared to fiscal year 2002, as a result of an increase in Insituform East's net loss from -$1,407,491 in fiscal year 2002 to -$1,716,979 in fiscal year 2003. The parent Company's interest in the results of Insituform East is 39.3%.

Liquidity and Capital Resources

     The Company's operating activities used approximately $0.3 million in cash in fiscal year 2003 and provided approximately $1.4 million in cash in fiscal year 2002. The net loss for fiscal year 2003 was offset by $1.0 million in depreciation and amortization, and the $1.5 million loss from goodwill impairment, which did not require the outlay of cash, and a $1.2 million decrease in accounts receivable. The net loss for fiscal year 2002 was offset by $1.5 million in depreciation and amortization not requiring the outlay of cash and a $2.9 million decrease in accounts receivable.

     Investing activities used approximately $0.1 million and provided approximately $2.6 million in fiscal years 2003 and 2002, respectively, as the Company purchased and redeemed various marketable securities, sold excess equipment and accounted for fluctuations in the cash surrender values of SERP life insurance policies.

     Net cash used in financing activities was approximately $0.2 million in both fiscal years 2003 and 2002 as the parent Company, CERBCO, paid regular cash dividends declared for fiscal years 2002 and 2001, respectively.

     The Company's liquidity remained strong with working capital of approximately $16.1 million and a current ratio of approximately 9 to 1 at June 30, 2003. The Company has cash and temporary investments in market securities of approximately $9.5 million which, it believes are more than adequate to meet its cash flow requirements in the foreseeable future.

Off-Balance Sheet Arrangements

     Except as shown in Note 8: Leases, the Company has no off-balance sheet arrangements.

Forward-Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7. Financial Statements

     See financial statements provided following Item 8A below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This item is incorporated by reference to CERBCO, Inc. Report on Form 8-K dated June 21, 2002.

Item 8A. Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Corporate Executive Committee ("CEC"), which performs as a functional equivalent of a Chief Executive Officer, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

     Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CERBCO, Inc.
Landover, Maryland



We have audited the accompanying consolidated balance sheet of CERBCO, Inc. and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CERBCO, Inc. and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Aronson & Company

ARONSON & COMPANY
Rockville, Maryland
August 21, 2003

                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended June 30,
                                                            ------------------------------
                                                              2003                 2002
                                                              ----                 ----

Sales                                                       $         0        $        0
                                                            ------------      ------------
Costs and Expenses:
    Selling, general and administrative expenses                 923,685         1,319,195
                                                            ------------      ------------
        Total Costs and Expenses                                 923,685         1,319,195
                                                            ------------      ------------

Operating Loss                                                  (923,685)       (1,319,195)

Investment Income                                                400,442           764,724
Other Income (Expense) - Net                                      66,375          (532,739)
                                                            ------------      ------------

Loss Before Income Taxes                                        (456,868)       (1,087,210)

Provision (Credit) for Income Taxes                              105,000          (203,500)
                                                            ------------      ------------

Loss from Continuing Operations before Loss from
   Goodwill Impairment                                          (561,868)         (883,710)

Loss from Goodwill Impairment                                 (1,485,660)                0
                                                            ------------      ------------

Loss from Continuing Operations                               (2,047,528)         (883,710)

Loss from Discontinued Operations - Net of Non-Owned
    Interests and Income Taxes                                  (674,278)         (552,739)
                                                            ------------      ------------

    Net Loss                                                 $(2,721,806)      $(1,436,449)
                                                            ============      ============

    Basic and Diluted Loss per Share:
          Loss from continuing operations                    $     (1.38)      $     (0.60)

          Loss from discontinued operations                        (0.46)            (0.37)
                                                            ------------      ------------

                  Net loss per share                         $     (1.84)      $     (0.97)
                                                            ============      ============
See notes to consolidated financial statements.

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003


ASSETS

Current Assets:
    Cash and cash equivalents                                      $  5,004,444
    Marketable securities                                             9,499,207
    Accounts receivable - net                                         2,874,088
    Inventories                                                         671,010
    Prepaid and refundable taxes                                         99,654
    Prepaid expenses and other                                          126,829
                                                                 ---------------
        Total Current Assets                                         18,275,232
                                                                 ---------------

Property, Plant and Equipment, at
     cost less accumulated depreciation:                              6,030,646
                                                                 ---------------

Other Assets:
    Deferred income taxes - net of valuation allowance
     of $1,410,000                                                      895,000
    Cash surrender value of SERP life insurance                       2,023,584
    Deposits and other                                                   44,489
                                                                 ---------------
        Total Other Assets                                            2,963,073
                                                                 ---------------
            Total Assets                                            $27,268,951
                                                                 ===============

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                         $ 2,078,586
    Income taxes payable                                                  10,000
                                                               -----------------
        Total Current Liabilities                                      2,088,586

Accrued SERP liability                                                 2,219,703
                                                               -----------------
        Total Liabilities                                              4,308,289
                                                               -----------------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                       3,677,447
                                                               -----------------

Stockholders' Equity:
    Common stock, $.10 par value
        Authorized:  3,500,000 shares
        Issued and outstanding: 1,190,538 shares                         119,053
    Class B Common stock (convertible), $.10 par value
        Authorized:  700,000 shares
        Issued and outstanding: 292,418 shares                            29,242
    Additional paid-in capital                                         7,527,278
    Retained earnings                                                 11,607,642
                                                               -----------------
        Total Stockholders' Equity                                    19,283,215
                                                               -----------------
            Total Liabilities and Stockholders' Equity               $27,268,951
                                                               =================


See notes to consolidated financial statements.

                                  CERBCO, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2003 and 2002

                                      Common Stock              Class B Common Stock      Additional       Retained    Total Stock-
                                                                                          Paid-in                         holders'
                               --------------------------   ---------------------------
                                  Shares        Amounts         Shares       Amounts      Capital          Earnings       Equity
                               -----------------------------------------------------------------------------------------------------

BALANCE - JULY 1, 2001            1,189,476     $118,947        293,480      $29,348     $7,527,278      $16,062,489    $23,738,062

Net loss                                  0            0              0            0              0       (1,436,449)    (1,436,449)
Dividends declared                        0            0              0            0              0         (148,296)      (148,296)
Conversion of Class B
     Stock into Common Stock             62            6            (62)          (6)             0                0              0
                               -----------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2002           1,189,538      118,953        293,418       29,342      7,527,278       14,477,744     22,153,317

Net loss                                  0            0              0            0              0       (2,721,806)    (2,721,806)
Dividends declared                        0            0              0            0              0         (148,296)      (148,296)
Conversion of Class B
     Stock into Common Stock          1,000          100         (1,000)        (100)             0                0              0
                               -----------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2003           1,190,538     $119,053        292,418      $29,242     $7,527,278      $11,607,642    $19,283,215
                               =====================================================================================================

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended June 30,
                                                                          -------------------------------
                                                                               2003            2002
                                                                               ----            ----
Cash Flows from Operating Activities:
    Loss from continuing operations                                        $ (2,047,528)    $  (883,710)
    Loss from discontinued operations                                          (674,278)       (552,739)
                                                                           ------------    ------------
    Net loss                                                                 (2,721,806)     (1,436,449)
    Adjustments to reconcile net loss to net cash (used in) provided by operations:
        Depreciation and amortization                                         1,031,166       1,574,968
         Deferred income taxes                                                 (895,000)              0
        Amounts attributable to non-owned interests                          (1,042,701)       (854,752)
        Gain on sale of property and equipment                                 (376,434)       (145,262)
        Loss from goodwill impairment                                         1,485,660               0
        Increase in SERP liability                                              357,987         328,865
        Changes in operating assets and liabilities:
            Decrease in accounts receivable                                   1,242,373       2,867,020
            Decrease in inventories                                             166,207         265,304
            Decrease (increase) in other current assets                         336,772        (193,620)
            Increase (decrease) in accounts payable and accrued expenses         92,128      (1,005,481)
                                                                           ------------    ------------
    Net Cash (Used in) Provided by Operating Activities                        (323,648)      1,400,593
                                                                           ------------    ------------
Cash Flows from Investing Activities:
    Capital expenditures                                                        (33,202)       (127,812)
    Sale of equipment                                                           445,242         191,298
(Purchase) redemption of marketable securities - net                           (236,468)      2,315,133
    (Increase) decrease in cash surrender value of SERP life
insurance                                                                      (294,214)        270,737
                                                                           ------------    ------------
    Net Cash (Used in) Provided by Investing Activities                        (118,642)       2,649,356
                                                                           ------------    ------------
Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                              (3,352)        (39,243)
    Dividends paid                                                             (148,296)       (148,296)
                                                                           ------------    ------------
    Net Cash Used in Financing Activities                                      (151,648)       (187,539)
                                                                           ------------    ------------

Net (Decrease) Increase in Cash and Cash Equivalents                           (593,938)      3,862,410
Cash and Cash Equivalents at Beginning of Year                                5,598,382       1,735,972
                                                                            ------------    ------------
Cash and Cash Equivalents at End of Year                                    $ 5,004,444     $ 5,598,382
                                                                            ============    ============
Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                           $         0     $     4,560
    Income taxes paid (refunded)                                            $         0     $  (683,000)

See notes to consolidated financial statements.

                                  CERBCO, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

1.   Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO") its wholly-owned subsidiary, CERBERONICS, Inc. a Delaware holding Company, and its majority-controlled subsidiary, INEI Corporation, formerly known as Insituform East, Incorporated ("Insituform East") (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Business Operations

     CERBCO is a parent holding company with a controlling interest in one now discontinued operating subsidiary. Until September 5, 2003, Insituform East and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines using cured-in-place pipe ("CIPP") rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." From 1978 to September 2003, Insituform East performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform(R) process under territorially exclusive sublicense agreements as explained in Note 8:
Commitments. Utilizing other trenchless CIPP processes, Insituform East's wholly-owned subsidiary, Midsouth Partners, operated from July 20, 1999 to April 2002 substantially without geographic restriction, after which the partnership was essentially inactive. On June 18, 2003, Insituform East entered into an Asset Purchase Agreement providing for the sale of substantially all of its non-real estate assets and on-going business as explained in Note 2:
Discontinued Operations. The Agreement also required Insituform East to change its name to INEI Corporation, effective with the closing. The closing of the sale occurred on September 5, 2003.

Revenue Recognition

     The Company recognized revenue under contracts to rehabilitate pipeline sections using the units of completion method. Installation of CIPP products was generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer when completed. In most cases, contracts consisting of individual line sections had a duration of less than one year.

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

     Betterments or improvements which increase the estimated useful life of an asset are capitalized. Repairs and maintenance are charged directly to expense as incurred and totaled approximately $365,000 and $785,000 in fiscal years 2003 and 2002, respectively.

Goodwill

     Prior to July 1, 2002, the excess of cost over the fair value of the Insituform East net tangible assets ("goodwill") acquired in 1985 was amortized using the straight-line method over forty years. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles, changed the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for the Company as of July 1, 2002 with respect to its investment in Insituform East. Under the new rules, the goodwill recorded as part of that investment was no longer amortized but was to be reviewed for impairment on an annual basis, and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of the investment below its carrying amount.

     At March 31, 2003, the Company believed that continuing losses incurred, and losses anticipated, by Insituform East were an indication of a significant non-temporary adverse change in that subsidiary's business such that the Company's carrying amount of its investment in Insituform East, including goodwill, had been impaired. Based on an assessment of the fair value of Insituform East at March 31, 2003, a goodwill impairment of $1,485,660 was recognized during the period ended March 31, 2003. The Company's assessment of fair value at March 31, 2003 was liquidation value which approximated book value.

Advertising and Sales Promotion Costs

     Advertising and sales promotion costs are expensed as incurred and totaled approximately $5,000 and $16,000 in fiscal years 2003 and 2002, respectively.

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

     Insituform East files separate federal and state tax returns. Its provision is included in the loss from discontinued operations.

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

Stock-Based Compensation

     At June 30, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the Company's net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except loss per share)                2003             2002
                                                    -------         -------
Net Loss, as reported                               $(2,722)        $(1,436)
Deduct:  Total stock-based employee
      compensation under fair value based method
      for all awards, net of related tax effects        (31)            (39)
                                                    -------         -------
Pro Forma Net Loss                                  $(2,753)        $(1,475)
                                                    =======         ========
Basic and diluted loss per share:
     As reported                                  $   (1.84)      $   (0.97)
     Pro forma                                    $   (1.86)      $   (0.99)
--------------------------------------------------------------------------------


Recent Accounting Pronouncements

     During the Company's year ended June 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9; SFAS No. 148,
Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123; SFAS No. 149, Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

     SFAS No. 147 addresses Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, and provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applied to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. Management does not believe that adoption of this Standard will have any significant impact on its financial statements.

     SFAS  No.  148  amends  Statement  No.  123,   Accounting  for  Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management will follow this Standard when reporting on its method of accounting for stock-based employee compensation.

     SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Management does not believe that adoption of this Standard will have any significant impact on its financial statements.

     SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It  requires  that an issuer  classify a financial  instrument  that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement No. 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. Management does not believe that adoption of this Standard will have any significant impact on its financial statements.

2.   Discontinued Operations

     On June 18, 2003, Insituform East entered into an Asset Purchase Agreement (the "Agreement") with Insituform Technologies, Inc. ("ITI") providing for the sale to ITI of substantially all of Insituform East's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing occurred on September 5, 2003.

     The Agreement provided, among other things, for the purchase by ITI of (i) certain of Insituform East's operating vehicles, equipment and inventories, (ii) all of Insituform East's on-going contracts (other than those of Try Tek) and
(iii) Insituform East's sublicenses and other intellectual property, including its supply agreements.

     In May 2003, Insituform East entered into discussions with several parties indicating an interest in a possible purchase of Try Tek or some or all of its assets. Try Tek's operations have been significantly curtailed since that time and are not expected to continue beyond September 30, 2003.

     The operating results of Insituform East for the fiscal year ended June 30, 2003 are shown separately in the accompanying Consolidated Statement of Operations as a loss from discontinued operations. The Consolidated Statement of Operations for the fiscal year ended June 30, 2002 has been restated to also show separately the operating results of Insituform East as a loss from discontinued operations. Sales revenues of $8,880,602 and $18,152,666 for the fiscal years ended June 30, 2003 and 2002, respectively, are included in the loss from discontinued operations and are not shown as sales in the accompanying Consolidated Statements of Operations.

     As of June 30, 2003, all of Insituform East's activities are considered to be discontinued. See Note 17: Subsequent Event, for a discussion of a contract to sell substantially all of the Company's real estate assets.

3.   Marketable Securities

     At June 30, 2003, the Company held investments in marketable debt securities which were classified as held-to-maturity. All such securities have a maturity date within one year and are classified as Marketable Securities as a part of Current Assets. All securities are stated at amortized cost.

     Marketable securities consist of:
                                                                2003
                                                     Amortized          Fair
                                                       Cost            Value

     U.S. Government and agencies                   $5,499,207       $5,515,727
            Corporate                                4,000,000        4,000,000
                                                   -------------   -------------
                   Total marketable securities      $9,499,207       $9,515,727
                                                   =============   =============

4.   Accounts Receivable

     During the fiscal year ended June 30, 2003, the Company performed services under contract primarily with governmental authorities - federal, state and local entities. The Company's bad debt writeoffs have been insignificant historically. The Company establishes an Allowance for Doubtful Accounts, if any, based on the specific terms of the Company's pipeline rehabilitation contracts, the profiles of its customer base, its collection and writeoff experience and its review of specific account balances.

         Accounts receivable consist of:
                                                                 2003
                                                             ------------

        Due from municipal and commercial customers            $2,810,523
        Miscellaneous                                              81,384
                                                             -------------
                                                                2,891,907
        Less: Allowance for doubtful accounts                     (17,819)
                                                             -------------
                  Total accounts receivable                    $2,874,088
                                                             =============

5.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                              June 30, 2003
                                                            -----------------

        Land and improvements                                   $ 2,018,587
        Buildings and improvements                                5,951,418
        Vehicles and production equipment                        10,325,768
        Small tools, radios and machine ship equipment            2,651,299
        Office furniture and equipment                            1,280,508
                                                              --------------
                                                                 22,227,580
        Less accumulated depreciation                           (16,196,934)
                                                              --------------
        Property, plant and equipment - net                     $ 6,030,646
                                                              ==============

     Other than the parent company's office furniture and equipment, at a cost of $40,726 less accumulated depreciation of $34,359, all of the Company's property, plant and equipment is classified as held for sale as of June 30, 2003.


6.   Equity in Insituform East

     At June 30, 2003 and 2002, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock and 296,141 shares of convertible Insituform East Class B Common Stock representing approximately 34.8% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. Each share of Insituform East Common Stock is entitled to one vote, and each share of Insituform East Class B Common Stock is entitled to ten votes, except with respect to the election of directors and any other matter requiring the vote of Common Stock or Class B Common Stock separately as a class. The holders of Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25% of the authorized number of members of the Insituform East Board of Directors and, if such 25% is not a whole number, then the holders of Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of such membership. The holders of Class B Common Stock, also voting as a separate class, are entitled to elect the remaining directors. Shares of Class B Common Stock are convertible at any time into shares of Common Stock on a share-for-share basis.

     Insituform East maintains an intercompany line of credit facility with CERBCO in the amount of $4,000,000. This facility is available for an indefinite period but does not obligate CERBCO to provide funding to Insituform East. Loans against this facility are due on demand.

     Non-owned interests in Insituform East were equal to 60.7% of the total equity of Insituform East at June 30, 2003 and 2002. Non-owned interests in the loss of Insituform East for the fiscal years ended June 30, 2003 and 2002 were recorded by CERBCO by applying the above percentages to Insituform East's consolidated net loss for the respective fiscal years.

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in 2003 or 2002. If all the options outstanding at June 30, 2003 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.9% and 58.8%, respectively.

     From time to time, Insituform East purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. No shares were purchased in 2003 or 2002.

7.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of:

                                                                   2003
                                                                ----------

        Accounts payable                                        $1,301,897
        Accrued compensation and other expenses                    628,393
        Dividends payable                                          148,296
                                                                ----------
             Total accounts payable and accrued liabilities     $2,078,586
                                                                ==========


8.   Commitments and Contingencies

Leases

     The Company utilized certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $85,000 and $228,000 for the years ended June 30, 2003 and 2002, respectively. The Company has committed to make minimum lease payments of approximately $22,000 on noncancelable operating leases during the year ending June 30, 2004.

License Agreements

     Until September 5, 2003, Insituform East held six sublicense agreements with ITI which granted Insituform East the right to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, and three counties of Kentucky. The agreements were for the life of the patents or the patent rights unless sooner terminated by a specified action of either party. The agreements specified that a royalty equal to 8% of the gross contract price of all contracts performed utilizing the process, less certain fees, be paid to ITI.

     Until September 5, 2003, Insituform East held a license agreement for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark. Insituform East committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

     The agreements obligated Insituform East to pay minimum annual royalties during the terms of the agreements unless waived upon approval of Insituform East's marketing and sales plans for licensed processes by ITI. During the year ended June 30, 2003, Insituform East incurred $709,412 in royalty expense, to include $256,200 in minimum annual royalties not waived by ITI. During the year ended June 30, 2002, Insituform East incurred $1,246,508 in royalty expense, to include $240,862 in minimum annual royalties not waived by ITI.

     Under the terms of the Asset Purchase Agreement closed on September 5, 2003, ITI purchased all licenses and sublicenses held by the Company, including all Insituform and NuPipe licenses, sublicenses and rights to use or operate under Insituform or NuPipe patents or trademarks, and intangible or intellectual property rights, including know-how, relating thereto or to the business. Under the terms of a side letter agreement dated June 18, 2003 between Insituform East and ITI, in settlement of all accrued and unpaid minimum royalties under such license agreements, ITI received certain pieces of equipment with an aggregate value of $200,000.

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

     Effective January 1, 2003, Insituform East entered into a new supply agreement with ITI for the purchase of felt tubes. The agreement was for a period of one year and would have continued year-to-year unless cancelled by either party upon the giving of ninety days written notice at any time. ITI extended certain favorable pricing for an annual order volume totaling more than $500,000 in exchange for the Company's commitment to purchase its tube requirements sole source from ITI.

     Effective July 20, 1999, Midsouth Partners executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extended for successive one year periods unless notice of termination was provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

Other Contingent Liabilities

     From time to time and until September 5, 2003, the Company performed services for the U.S. Government under contracts which were subject to audit and potential adjustment. Contract revenues were recorded in amounts that were expected to be realized at contract completion upon final settlement with U.S. Government representatives.

         The Company is a party, both as plaintiff and defendant, to claims and litigation arising from and in the ordinary course of its business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims or such litigation, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company.

9.   Common Stock

     The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In fiscal years 2003 and 2002, 1,000 shares and 62 shares, respectively, of Class B Common Stock were converted to Common Stock.

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

10.  Income Taxes

     The provision (credit) for taxes is composed of the following (in thousands):

                                                      Years ended June 30,
                                                  ----------------------------
                                                    2003               2002
   Current Taxes:
       Federal                                       $105              $(204)
       State                                            0                  0
                                                   -------            -------
         Total current tax expense (benefit)          105               (204)
                                                   -------            -------
   Deferred Taxes:
       Federal                                          0                  0
       State                                            0                  0
                                                   -------            -------
         Total deferred tax expense (benefit)           0                  0
                                                   -------            -------

            Total  provision  (credit)  for          $105              $(204)
                                                   =======            =======
        taxes

         The provision (credit) for income taxes is different from that computed using the statutory federal income tax rate of 34% for the following reasons (in thousands, except percentages):



                                                                 Years ended June 30,
                                                        ----------------------------------------
                                                               2003                 2002
                                                        --------------------  ------------------
                                                          Amounts        %      Amounts      %
                                                         -------        -      -------      -

        Taxes computed at statutory rate                  $(155)       (34)     $(370)      (34)
        Increase (decrease) in taxes resulting from:
            State  and  local  income  taxes,  net  of
              federal income tax benefit (expense)            0          0          0         0
            Permanent differences                            82         18        185        17
            Change in valuation allowance and
              underaccrual of prior year's taxes            178         39        (19)       (2)
                                                          -----         --      -----        --

                Total provision (credit) for taxes         $105         23      $(204)      (19)
                                                           ====         ==       ====        ==

     The calculation of Insituform East's credit for income taxes for the year ended June 30, 2003, using applicable enacted federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $2,305,000 at June 30, 2003 has been reduced by a valuation allowance of $1,410,000 because, based on the weight of evidence available, to include Insituform East's pretax operating losses recognized during the past seven fiscal years, it is more likely than not that the full deferred tax asset will not be realized.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset at June 30, 2003 are presented below:



                                                                   June 30, 2003
                                                                 ---------------
        Deferred Tax Asset:
            Net operating loss carryforwards                       $  3,089,000
            Other                                                       (5,000)
            Valuation allowance                                     (1,410,000)
                                                                 ---------------
                Total deferred tax asset                             1,674,000

        Deferred Tax Liability:
            Deferred compensation                                     (149,000)
            Depreciation                                              (630,000)
                                                                 ---------------
                Net deferred tax asset                             $   895,000
                                                                 ===============


11.  Loss Per Share

     Basic and diluted loss per share data have been computed based upon the number of common shares outstanding during each period which does not include common stock equivalents since the effect would be antidilutive.. The following numbers of shares have been used in the net loss per share computations:

           2003                        2002
           ----                        ----

         1,482,956                  1,482,956
         =========                  =========

12.  Retirement Benefit Plans

     Employees of Insituform East (including employees of the parent company, CERBCO) who meet certain minimum eligibility requirements and who are not covered by collective bargaining agreements participate in a profit-sharing plan. No employees were covered by collective bargaining agreements as of June 30, 2003. Contributions to the plans are determined annually by Insituform East's Board of Directors. No contributions were made during the fiscal years ended June 30, 2003 and 2002.

13.  Supplemental Executive Retirement Plans

     CERBCO has an unfunded supplemental pension plan for its three executive officers, effected January 1, 1994. The expense for this plan was approximately $309,000 and $277,000 for the fiscal years ended June 30, 2003 and 2002, respectively. CERBCO established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of SERP life insurance. Assets of the trust are subject to the claims of CERBCO's creditors in the event of bankruptcy or insolvency.

     On January 1, 1998, Insituform East established a similar unfunded supplemental pension plan for its then three executive officers who are not otherwise participants in the CERBCO plan. One of these officers retired in fiscal year 2002. The expense for this plan was approximately $42,000 and $59,000 for the fiscal years ended June 30, 2003 and 2002, respectively. On July 1, 1998, Insituform East established a trust to facilitate the payment of benefits under its plan. Funds in this trust are invested in variable life insurance policies and are included in the Company's balance sheet as cash surrender value of SERP life insurance. Assets of the trust are subject to the claims of Insituform East's creditors in the event of bankruptcy or insolvency.

14.  Stock Option Plans

     The Company maintains two stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant.

     On December 12, 2002, the shareholders of the Company adopted the CERBCO, Inc. 2002 Board of Directors' Stock Option Plan. Under the terms of this plan, up to 125,000 shares of Common Stock have been reserved for the directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan expire five years from the date of the grant.

     On December 19, 1997, the shareholders of the Company adopted the CERBCO, Inc. 1997 Board of Directors' Stock Option Plan. Under the terms of this plan, 80,000 shares of Common Stock remain reserved for the directors of the Company. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, which ever comes first. If not exercised, option shares granted under this plan expire five years from the date of the grant.

     The following summary sets forth the activity under the 2002 and 1997 Board of Directors' Plans during the past two fiscal years:

                                 2002 Board of Directors'             1997 Board of Directors'
                                     Stock Option Plan                    Stock Option Plan
                              --------------------------------    ----------------------------------
                                 Shares         Weighted              Shares      Weighted Average
                                              Average Price
                                                Per Share                          Price Per Share
Outstanding
        July 1, 2001                      0               $ 0             80,000              $6.52
       Granted                            0                 0             20,000               4.00
       Exercised                          0                 0                  0                  0
       Expired                            0                 0                  0                  0
                                     -------            -------          -------             ------

Outstanding
        June 30, 2002                     0                 0            100,000               6.01
       Granted                       20,000              2.82                  0                  0
       Exercised                          0                 0                  0                  0
       Expired                            0                 0            (20,000)               9.41
                                     -------            -------          -------             ------
Outstanding
        June 30, 2003                20,000             $2.82             80,000              $5.16
                                     ======             =====             ======              =====


     As allowed under provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     Summary information for stock options granted during the years ended June 30, 2003 and 2002 is as follows:



                                                   Years ended June 30,
                                               -----------------------------
                                                 2003                2002
                                                 ----                ----

        Date of grant                          12/12/02            5/14/02
        Option shares granted                   20,000              20,000
        Risk-free interest rate                   2.40%               3.26%
        Expected stock price volatility             65%                 55%
        Per share exercise price                 $2.82               $4.00
        Fair value per option share              $1.57               $2.91

     The fair value of options granted during the years ended June 30, 2003 and 2002 was estimated on the dates of the grants using the Black-Scholes option-pricing model: The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

15.      Significant Customers

     Until September 5, 2003, the Company performed services under contracts with governmental authorities, private industries and commercial entities. In each of the last two fiscal years, a majority of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. The Company was not the low bidder on renewal work during fiscal year 2002 with its largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work had an immediate effect on the Company's workable backlog from the fourth quarter of fiscal year 2002 and throughout fiscal year 2003. During the year ended June 30, 2003, a city government in central Virginia and a regional authority in southwest Ohio accounted for 35% and 26%, respectively of the now discontinued Company's revenues. During the year ended June 30, 2002, a county government in the Washington, D.C. metropolitan area, a city government in central Virginia and a regional sanitary authority in southeast Ohio account for 38%, 15% and 14%, respectively, of the Company's revenues. These revenues are included in the losses from discontinued operations and are not shown as sales in the accompanying Consolidated Statements of Operations.

16.  Unaudited Quarterly Financial Data

     The following table provides summarized quarterly results of operations for fiscal years 2003 and 2002 (in thousands, except per share information):

                                                                       Three Months Ended
                                                  -----------------------------------------------------------
        2003                                      September 30      December 31        March 31       June 30
        ----                                      ------------      -----------        --------       -------

        Sales                                      $      0          $      0          $      0       $     0
  Gross profit (loss)                                     0                 0                 0             0
        Earnings (loss) from continuing
             operations                                (183)             (102)           (1,868)          106
        Earnings   (loss)   from    discontinued
        operations                                     (110)             (237)             (378)           51
        Net earnings (loss)                            (293)             (339)           (2,246)          155

        Earnings (loss) per share:
             Continuing operations                    (0.12)           (0.07)             (1.26)         0.07
             Discontinued operations                  (0.08)           (0.16)             (0.25)         0.03
             Net earnings ((loss)                     (0.20)           (0.23)             (1.51)         0.10


        2002                                       September 30     December 31        March 31       June 30
        ----                                       ------------     -----------        --------       -------

        Sales                                      $      0          $     0           $      0       $     0
        Gross profit (loss)                               0                0                  0             0
        Earnings (loss) from continuing
             operations                                (328)             277               (481)         (351)
        Loss from discontinued operations              (446)              37                188           332
        Net earnings (loss)                            (774)             314               (293)         (683)

        Earnings (loss) per share:
             Continuing operations                    (0.22)            0.19              (0.33)        (0.24)
             Discontinued operations                  (0.30)            0.02               0.13         (0.22)
             Net loss                                 (0.52)            0.21              (0.20)        (0.46)
        ---------------------------------------------------------------------------------------------------------
        (1) Quarterly data for fiscal year 2002 and the first three quarters of fiscal year 2003 have been restated to reflect the Company's discontinued operations as of June 30, 2003.

17.  Subsequent Event


     On July 24,  2003,  Insituform  East  entered  into a Contract of Sale with
LINLO Realty L. L. C. ("LINLO"), a subsidiary of Atlantic Transportation Equipment, Ltd., providing for the sale to LINLO of all of Insituform East's real property in Landover, Maryland. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, expected to occur by the end of November 2003, is subject to certain customary conditions, including that LINLO has a 70-day period (commencing July 24, 2003) to ensure the suitability of the property for its use and development.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Identification of Directors and Executive Officers

Name                         Age      Director Since         Positions with Registrant             Held Since
----                         ---      --------------         -------------------------             ----------
Robert W. Erikson            58       December 1974 1/       President                          February 1988
George Wm. Erikson           61       November 1975 1/       Chairman and General Counsel       February 1988
Webb C. Hayes, IV            55       April 1991             None
Paul C. Kincheloe, Jr.       62       April 1991             None
Robert F. Hartman            56       N/A                    Vice President, Secretary          February 1988 2/
                                                                  and Treasurer
1/   Date  of  initial   election   as  a  director   of  the   Company's   then
     publicly-traded  predecessor  company,  CERBERONICS.  Elected  as a  CERBCO director  in  February  1988,  under a Plan of  Reorganization  and  Merger whereby CERBERONICS became a wholly-owned subsidiary of CERBCO.
2/   Date of initial  election as a vice  president of the  Company.  Elected as
     Secretary in June 1991 and as Treasurer in December 1997.

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

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to Reporting Persons were complied with in a timely manner with during the fiscal year.


(b)  Identification of Certain Significant Employees:

     Not applicable.

(c)  Family Relationships:

     Mr. Robert Erikson, Director and President, and Mr. George Erikson, Director, Chairman and General Counsel are brothers.

(d)  Involvement in Certain Legal Proceedings:

     Not applicable

Item 10. Executive Compensation

     CERBCO is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, in INEI. CERBCO officers participate in the management of each of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and its subsidiaries for the fiscal years ended June 30, 2003, 2002, and 2001:

SUMMARY COMPENSATION TABLE
                                                                                          Long-Term Compensation
                                                              Annual Compensation              Awards        Payouts
                                                                                          -----------------  -------
Name                                                            Other        Total         Restricted
and                                                             Annual       Annual        Stock    Options/ LTIP     All Other
Principal                                     Salary   Bonus    Compensation Compensation  Awards   SARs     Payouts  Compensation
Position                Year                  ($)      ($)      ($) 2/       ($)           ($)      (#)      ($)      ($) 3/
----------------------- ----- --------------- -------- -------- ------------ ------------- -------- -------- -------- ------------
Robert W. Erikson       2003  CERBCO          $ 11,934    $0        $0        $ 11,934      $     0   5,000     $0       $     0
Director & President 1/       INEI             168,953     0         0         168,953            0  15,000      0             0
                              CERBERONICS       94,266     0         0          94,266            0       0      0             0
                                              --------------------------------------------------------------------------------------
                                              $275,153    $0        $0        $275,153      $     0  20,000     $0       $     0
                                              ======================================================================================

                        2002  CERBCO          $ 11,934    $0        $0        $ 11,934      $     0   5,000     $0       $      0
                              INEI             186,282     0         0         186,282            0  15,000      0            949
                              CERBERONICS       94,266     0         0          94,266            0       0      0              0
                                              --------------------------------------------------------------------------------------
                                              $292,481    $0        $0        $292,481      $     0  20,000     $0       $    949
                                              ======================================================================================

                        2001  CERBCO          $ 11,934    $0        $0        $ 11,934      $     0   5,000     $0       $      0
                              INEI             225,271     0         0         225,271            0  15,000      0          1,463
                              CERBERONICS       94,266     0         0          94,266            0       0      0              0
                                              --------------------------------------------------------------------------------------
                                              $331,471    $0        $0        $331,471      $     0   20,000    $0       $  1,463
                                              ======================================================================================

George Wm. Erikson      2003  CERBCO          $ 11,934    $0        $0        $ 11,934      $     0    5,000    $0       $      0
Director, Chairman            INEI             168,953     0         0         168,953            0   15,000     0              0
 & General Counsel 1/         CERBERONICS       94,266     0         0          94,266            0        0     0              0
                                             --------------------------------------------------------------------------------------
                                              $275,153    $0        $0        $275,153      $     0   20,000    $0       $      0
                                              ======================================================================================

                        2002  CERBCO          $ 11,934    $0        $0        $ 11,934      $     0    5,000    $0        $     0
                              INEI             186,282     0         0         186,282            0   15,000     0            949
                              CERBERONICS       94,266     0         0          94,266            0        0     0              0
                                              --------------------------------------------------------------------------------------
                                              $292,481    $0        $0        $292,481      $     0   20,000   $0         $   949
                                              ======================================================================================

                        2001  CERBCO          $ 11,934    $0        $0        $ 11,934      $     0    5,000    $0        $     0
                              INEI             225,271     0         0         225,271            0   15,000     0          1,463
                              CERBERONICS       94,266     0         0          94,266            0        0     0              0
                                              --------------------------------------------------------------------------------------
                                              $331,471    $0        $0        $331,471      $     0    20,000   $0        $ 1,463
                                              ======================================================================================

Robert F. Hartman       2003  CERBCO          $  9,122    $0        $0        $  9,122      $     0         0   $0        $     0
Vice President,               INEI             101,596     0         0         101,596            0         0    0              0
 Secretary & Treasurer        CERBERONICS        3,229     0         0           3,229            0         0    0              0
                                              --------------------------------------------------------------------------------------
                                              $113,947    $0        $0        $113,947      $     0         0   $0        $     0
                                              ======================================================================================

                        2002  CERBCO          $  9,039    $0        $0        $  9,039      $     0         0   $0        $     0
                              INEI              96,427     0         0          96,427            0         0    0            509
                              CERBERONICS        3,200     0         0           3,200            0         0    0              0
                                              ---------- ---------------------------------------------------------------------------
                                              $ 108,666   $0        $0        $108,666      $     0         0   $0        $   509
                                              ======================================================================================

                        2001  CERBCO          $   8,814   $0        $0        $  8,814     $      0         0   $0        $     0
                              INEI               95,883    0         0          95,883            0    30,000    0            783
                              CERBERONICS         3,120    0         0           3,120            0         0    0              0
                                              --------------------------------------------------------------------------------------
                                              $ 107,817   $0        $0        $107,817     $      0    30,000   $0        $    783
                                              ======================================================================================

------------------------------------------------------------------------------------------------------------------------------------
1/   The Company's Corporate Executive Committee, consisting of the Chairman and the  President,  exercises  the  duties and  responsibilities  of the Chief
     Executive Officer of the Company.
2/   None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total  salary and bonus.
3/   Amounts allocated under the Insituform East Advantage Plan. -

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

     The following table sets forth information concerning vested annual benefits as of June 30, 2003 for the executives listed in the Summary Compensation Table covered by the CERBCO SERP:


                                Years of Credited      Current Annual Covered        Vested          Vested Annual
Name                            Service Under Plan          Compensation            Percentage          Benefit

Robert W. Erikson                       11                    $304,749                61.11%            $93,118
George Wm. Erikson                      11                    $304,749                73.33%            $111,741
Robert F. Hartman                       11                    $109,709                55.00%            $15,085

CERBCO 2002 Directors' Stock Option Plan

     CERBCO adopted, with stockholder approval at the 2002 Annual Meeting of Stockholders, the CERBCO, Inc. 2002 Board of Directors' Stock Option Plan (the "CERBCO 2002 Directors' Plan"). The purpose of this plan is to promote the growth and general prosperity of CERBCO by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of CERBCO's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. A maximum of 125,000 shares of Common Stock may be made subject to options under the CERBCO 2002 Directors' Plan. Options shall be granted to all directors of CERBCO pursuant to the terms of the plan. Each option granted under the CERBCO Directors' Plan entitles each director to whom such option is granted the right to purchase shares of CERBCO's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant.

     The CERBCO Board of Directors administers the CERBCO 2002 Directors' Plan and has exclusive authority to interpret, construe and implement the provisions of the plan, except as may be delegated in whole or in part by the Board to a committee of the Board which may consist of three or more members of the Board. No such delegation of authority has been made. Each determination, interpretation or other action that may be taken pursuant to the CERBCO 2002 Directors' Plan by the Board is final and binding and conclusive for all purposes and upon all persons. The Board from time to time may amend the plan as it deems necessary to carry out the purposes thereof.

     The terms of the CERBCO 2002 Directors' Plan contemplated that each director of the Company be granted an option to purchase 5,000 shares of the Company's Common Stock each year for five years, for a total of 25,000 shares of Common Stock per director, beginning in fiscal year 2002. On December 12, 2002, options on a total of 20,000 shares of Common Stock were granted to directors of the Company (options on 5,000 shares to each of four directors) at a per share price of $2.82. No options available under the plan were exercised by directors of the Company during fiscal year 2003.

CERBCO 1997 Directors' Stock Option Plan

     CERBCO adopted, with stockholder approval at 1997 Annual Meeting of Stockholders, the CERBCO, Inc. 1997 Board of Directors' Stock Option Plan (the "CERBCO 1997 Directors' Plan"). The purpose of this plan is the same as the CERBCO 2002 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 19, 1997 and at each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders for fiscal years 1998, 1999, 2000 and 2001. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 5,000 shares of CERBCO's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. Under the terms of this plan, up to 80,000 shares of CERBCO Common Stock remain reserved for the directors of the Company. No options available under the plan were exercised by directors of the Company during fiscal year 2003.

Insituform East, Incorporated Plans

Insituform East Employee Advantage Plan

     As executive officers of Insituform East, Messrs. Robert Erikson, George Erikson and Robert Hartman participate in the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"). The IEI Advantage Plan is a noncontributory profit sharing (retirement) plan in which all employees not covered by a collective bargaining agreement and employed with Insituform East for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Insituform East Board of Directors which determines, at its discretion, the amount of Insituform East's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of Insituform East, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of Insituform East's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation above FICA limits. Amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% of the contribution paid vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2003.

     The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation by any whole percentage from 2% to 16% subject to certain limitations. At its discretion, Insituform East's Board of Directors may authorize an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. No matching contribution was authorized for the fiscal year ended June 30, 2003.

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

     On December 12, 2002, options on a total of 60,000 shares of Insituform East's Common Stock were granted to directors of Insituform East (options on 15,000 shares to each of four directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $0.66. No options available under this plan were exercised by directors of Insituform East during fiscal year 2003.

Insituform East 1994 Board of Directors' Stock Option Plan

     Insituform  East  adopted,  with  stockholder  approval  at the 1994 Annual
Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan (the "IEI 1994 Directors' Plan). The purpose of this plan is the same as the IEI 1999 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and at each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. Under the terms of this plan, up to 60,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East. As directors of Insituform East, Messrs. Robert Erikson and George Erikson participate in this plan. No options available under the plan were exercised by directors of Insituform East during fiscal year 2003.

Insituform East 1999 Employee Stock Option Plan

     Insituform East adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the Insituform East, Incorporated 1999 Employee Stock Option Plan (the "IEI 1999 Employee Plan"). The purpose of the plan is to advance the growth and development of the Company by affording an opportunity to full-time employees of the Company to purchase shares of the Company's Common Stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. Any employee of the Company who is employed on a full-time basis is eligible for participation. Under the terms of the plan, up to 350,000 shares of Insituform East's Common Stock have been reserved for the employees of Insituform East. The plan is administered by the Incentive Stock Option Plan Committee consisting of Messrs. Paul C. Kincheloe, Jr. and Webb C. Hayes, IV.

     On December 8, 2000, options on a total of 140,000 shares of Insituform East's Common Stock were granted to then four executive officers of Insituform East (including Mr. Robert Hartman, but not including Messrs. Robert Erikson and George Erikson) at a per share price of $1.5625. These options were vested on December 8, 2002 and are exercisable any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan were exercised by executive officers of Insituform East during the fiscal year ended June 30, 2003.

OPTION/SAR GRANTS TABLE

     The following table sets forth information concerning options or Stock Appreciation Rights granted to each of the named executive officers during fiscal year 2003 under the CERBCO 2002 Directors' Plan and the IEI 1999 Directors' Plan:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                              Individual Grants
                           ------------------------------------------------------------
                              Options/       % of Total Options/SARs      Exercise or     Expiration
           Name                 SARs         Granted to Employees in       Base Price        Date
                            Granted (#)            Fiscal Year              ($/Sh)
-------------------------- ------------- -  -----------------------------  -------------  -----------
Robert W. Erikson
  CERBCO 2002
     Directors' Plan            5,000                   25%                  $2.82         12/12/07
  IEI 1999 Directors' Plan     15,000                   25%                  $0.66         12/12/07

George Wm. Erikson
  CERBCO 2002
     Directors' Plan            5,000                   25%                  $2.82         12/12/07
  IEI 1999 Directors' Plan     15,000                   25%                  $0.66         12/12/07

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

     No option or Stock Appreciation Right grants made under the CERBCO 2002 and 1997 Directors' Plans, the IEI 1999 and 1994 Directors' Plans or the IEI 1999 Employee Plan to any of the named executive officers were exercised during fiscal year 2003. The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 2003:

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                            Value of Unexercised In The
                                                                 Number of Unexercised         Money Options/SARs at
                                                              Options/SARs at FY-End(#)              FY-End($)
                                                              --------------------------    -----------------------------
                                Shares
Name                         Acquired on      Value Realized  Exercisable Unexercisable     Exercisable   Unexercisable
                             Exercise (#)         ($)
---------------------------- --------------- ---------------- ----------- --------------    ------------ ----------------
Robert W. Erikson
  CERBCO 1997
    Directors' Plan                0               $0           20,000              0         $50,720          $0
  CERBCO 2002
    Directors' Plan                0               $0            5,000              0         $24,400          $0
  IEI 1994 Directors' Plan         0               $0           15,000              0         $     0          $0
  IEI 1999 Directors' Plan         0               $0           60,000              0         $ 3,900          $0

George Wm. Erikson
  CERBCO 1997
    Directors' Plan                0               $0           25,000              0         $50,720          $0
  CERBCO 2002
    Directors' Plan                0               $0            5,000              0         $24,400          $0
  IEI 1994 Directors' Plan         0               $0           30,000              0         $     0          $0
  IEI 1999 Directors' Plan         0               $0           45,000              0         $ 3,900          $0

Robert F. Hartman
  IEI 1999 Employee Plan           0               $0           30,000              0         $     0          $0
---------------------------- --------------- ---------------- ----------- -------------- -- ------------ ----------------


LONG-TERM INCENTIVE PLAN AWARDS

     Neither the Company nor its subsidiaries have any long-term incentive plans.


REPRICING OF OPTIONS/SARS

     The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2003.


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

     During fiscal year 2002, Mr. Hartman entered into a similar severance agreement with CERBCO whereby, in the event of a change in control of CERBCO and the subsequent termination of the executive's employment by CERBCO, the executive will receive payment of one year's base salary and annual bonus, if any. No other compensatory plan or arrangements between the Company and any named executive officer, or payment to an executive officer, resulted or will result from the resignation, retirement or other termination of employment with the Company, or from a change in control of the Company or a change in the executive officer's responsibilities following a change-in-control in an amount that exceeds $100,000.

COMPENSATION OF DIRECTORS

     Non-officer directors of the Company are paid an annual fee of $5,000, and an attendance fee of $1,000 for each meeting of the Board of Directors, and each committee meeting, attended in person. Meetings attended by telephone are compensated at the rate of $200. Directors who are also officers of the Company do not receive separate fees for service as directors, but are eligible with all other directors to participate in the CERBCO 2002 and 1997 Directors' Stock Option Plans, as described under the section entitled, "Compensation Pursuant to Plans - CERBCO, Inc. Plans." All directors of the Company are reimbursed for Company travel-related expenses.



Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

     The following table reflects, as of June 30, 2003, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO's voting securities:

Name & Address of                                                  Amount and Nature of
Beneficial Owner                      Title of Class               Beneficial Ownership           Percent of Class
------------------------------------- --------------------------   ---------------------------   ------------------
Robert W. Erikson                       Common Stock                       60,700  1/                       5.1%
                                                                                   -
3421 Pennsy Drive                       Class B Common Stock              131,750  1/                      44.9%
                                                                                   -
Landover, MD 20785

George Wm. Erikson                      Common Stock                       59,602  2/                       5.0%
                                                                                   -
3421 Pennsy Drive                       Class B Common Stock              115,814  2/                      39.5%
                                                                                   -
Landover, MD 20785

Remnant Partners L.P.                   Common Stock                       60,650  3/                       5.1%
714 St. Johns Road
Baltimore, MD  21210

F. Scott Koonce                         Common Stock                       67,059  4/                       5.6%
6550 Rock Spring Drive, Suite 600
Bethesda, MD  20817
--------------------------------------- ---------------------------- ------------- ---------------- ------------------
1/   Record and beneficial ownership, sole voting and sole investment power.
2/   Record and  beneficial  ownership.  Includes  2,246 shares of each class of stock owned jointly with Mr. Erikson's  spouse, as to which there is shared voting and investment power.
3/   Based upon an Amended  Schedule 13G filed with the  Securities and Exchange
     Commission  on February  14, 2003.  That  Schedule  indicates  that Remnant
     Partners  L.P., of which Mr. John C. Boland is the President of the General
     Partner,  has sole  voting and  dispositive  power  with  respect to 49,300 shares  of Common  Stock and that Mr.  Boland  holds an  additional  11,350 shares of Common Stock in his personal accounts.
4/   Beneficial  ownership,  sole voting and sole  investment  power as publicly disclosed in Schedule 13G filed with the Securities and Exchange Commission on June 27, 2003.

(b)  Security Ownership of Management

     The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO's Common Stock and Class B Common Stock as of September 2, 2003, and with respect to all directors and officers of CERBCO as a group:

                                                      Amount & Nature of Beneficial Ownership
Name of Beneficial Owner      Title of Class           Owned Outright        Exercisable Options  Percent of Class
------------------------      --------------           --------------        -------------------  ----------------
Robert W. Erikson               Common Stock                  60,700    1/            20,000                6.4%
                                Class B Common Stock         131,750    1/                 0               44.9%

George Wm. Erikson              Common Stock                  59,602    2/            20,000                6.3%
                                Class B Common Stock         115,814    2/                 0               39.5%

Webb C. Hayes, IV               Common Stock                   4,500                  20,000                1.9%

Paul C. Kincheloe, Jr.          Common Stock                   7,500                  20,000                2.2%

All  directors and officers as  Common Stock                 132,302                  80,000               16.7%
   a    group    (5    persons  Class B Common Stock         247,564                       0               84.4%
   including    those    named
   above) 3/
------------------------------------------------------------------------------------------------------------------
1/   Record and beneficial ownership, sole voting and sole investment power.
2/   Record and  beneficial  ownership.  Includes  2,246 shares of each class of stock owned jointly with Mr. Erikson's  spouse, as to which there is shared voting and investment power.
3/   Mr. George Erikson also is the beneficial  owner of 16,500 shares of Common
     Stock (less than 1% of such class) of INEI Corporation, a subsidiary of the
     Company.  In addition,  Messrs.  George Erikson and Robert Erikson each are the beneficial owners of exercisable options on 75,000 shares of the Common
     Stock  (approximately 1.7% of such class) of INEI Corporation,  pursuant to the Insituform East 1999 and 1994 Board of Directors' Stock Option Plans.

(c)  Changes in Control

     There were no changes in control of the Company during the year ended June 30, 2003.

Item 12. Certain Relationships and Related Transactions

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit  Number*                                                                                                Pages
----------------
2                Asset Purchase  Agreement  dated as of June 18, 2003  (Incorporated  by reference to
                   Exhibit 99.1 to Current Form 8-K dated June 18, 2003)

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

10.3             Insituform Process Sublicense Agreement - Western Pennsylvania Territory

10.4             Insituform Process Sublicense Agreement - Northern Ohio Territory

10.5             Insituform Process Sublicense Agreement - Southern Ohio Territory

10.6             Insituform Process Sublicense Agreement - West Virginia Territory

10.7             SAW Agreement

10.8             Supplemental Retirement Agreement

                 Exhibits 3.1, 3.2 and 10.1 through 10.8 are incorporated by reference to Exhibits to CERBCO, Inc. Annual Report on Form
                   10-K for the fiscal year ended June 30, 2000.

10.9             1997 Board of Directors  Stock  Option Plan  (Incorporated  by  reference to CERBCO,  Inc.
                   Proxy Statement  filed in connection  with the Company's  Annual Meeting of Stockholders on December 19, 1997)

10.10            2002 Board of Directors  Stock  Option Plan  (Incorporated  by  reference to CERBCO,  Inc.
                   Proxy Statement  filed in connection  with the Company's  Annual Meeting of Stockholders on December 12, 2002)

10.11            Insituform East, Inc. Incentive Stock Option Agreement

10.12            Insituform East, Inc. Severance Agreement

                 Exhibits 10.11 and 10.12 are incorporated by reference to
                   Exhibits to CERBCO, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

10.13            CERBCO,  Inc.  Severance  Agreement  (Incorporated  by  reference  to  CERBCO,  Inc.
                   Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2002)

31.1             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                        45


31.2             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                        46


31.3             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                        47

32               Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                        48

99               CERBCO,  Inc.  Consolidating  Schedules:  Statement of Operations  Information  for the
                   Year Ended June 30, 2003;  Balance Sheet  Information and  Consolidating  Elimination
                   Entries as of June 30, 2003, and Related Independent Auditors' Report.                       49
---------------------------------------------------------------------------------------------------------------------
* The Exhibit Number used refers to the appropriate subsection in paragraph (b)
of Item 601 of Regulation S-B. ** Stockholders may obtain copies of any of the documents not included herein but filed with the SEC by writing to CERBCO, Inc.,
Attn: Corporate Secretary, 3421 Pennsy Drive, Landover, Maryland 20785-1608; or
on the internet at www.sec.gov.

(b) Reports on Form 8-K

     The Company filed three reports on Form 8-K during the quarter ended June 30, 2003. The first report, dated May 14, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated May 14, 2003 announcing the Company's financial results for the three months ended March 31, 2003.

         The second report, dated June 18, 2003, did not include financial statements and reported under the following items:

          Item 2. Acquisition or Disposition of Assets

     On June 18, 2003, Insituform East, Incorporated ("East"), an indirect, majority owned subsidiary of the Company, entered into an Asset Purchase Agreement with Insituform Technologies, Inc. ("ITI") providing for the sale by East to ITI of substantially all of East's non-real estate assets and on-going business; and.

          Item 5. Other Events

     Press release announcing the execution of the Asset Purchase Agreement.

     An amendment to this report was filed on August 13, 2003 providing the pro forma financial information required by Item 7(b) with respect to this transaction.

     The third report, dated June 30, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated June 30, 2003 announcing that the Company had declared cash dividends on June 30, 2003.

                                   SIGNATURES

     In accordance with of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Landover, Maryland, on September 29, 2003. CERBCO, Inc.

                                           /s/ROBERT W. ERIKSON
                                           -------------------------------------
                                           Robert W. Erikson
                                           President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title              Capacity                       Date



/s/ ROBERT W. ERIKSON
--------------------------
Robert W. Erikson              Director,                      September 29, 2003
President                      Principal Executive Officer


/s/ GEORGE Wm. ERIKSON
--------------------------
George Wm. Erikson             Director,                      September 29, 2003
Chairman & General Counsel     Principal Executive Officer


/s/ ROBERT F. HARTMAN
---------------------------
Robert F. Hartman              Principal Financial Officer,   September 29, 2003
Vice President, Secretary &    Principal Accounting Officer
   Treasurer


/s/ WEBB C. HAYES, IV
---------------------------
Webb C. Hayes, IV              Director                       September 29, 2003


/s/ PAUL C. KINCHELOE, JR.
---------------------------
Paul C. Kincheloe, Jr.         Director                       September 29, 2003