Form 10QSB
period 2003-09-30
CERBCO INC
filed 2003-11-14
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[   X  ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the quarterly period ended:                             September 30, 2003


[      ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the transition period from                        to
                                --------------------       ------------------

Commission file number:  0-16749

                                  CERBCO, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             54-1448835
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

3421 Pennsy Drive, Landover, Maryland                                20785-1608
(Address of principal executive offices)                             (Zip Code)


            Issuer's telephone and fax numbers, including area code:
                               301-773-1784 (tel)
                               301-322-3041 (fax)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X     No
                              -------     -------

As of November 3, 2003, the following number of shares of each of the issuer's classes of common stock were outstanding:

                 Common Stock                    1,191,899
                 Class B Common Stock              291,057
                                                 ---------
     Total                                       1,482,956

Transitional Small Business Disclosure Format:   Yes             No      X
                                                      ----------     ----------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                        Page
------------------------------                                                                        ----

Item 1.  Financial Statements..........................................................................  3

         Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003
         and September 30, 2002 (unaudited)............................................................  3

         Condensed Consolidated Balance Sheet as of September 30, 2002 (unaudited).....................  4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2003
         and September 30, 2002 (unaudited)............................................................  5

         Notes to Condensed Consolidated Financial Statements (unaudited)..............................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........  8

Item 3.  Controls and Procedures....................................................................... 10

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.............................................................. 11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                               For the three months ended Sept. 30
                                                                                     2003                 2002
                                                                                     ----                 ----

Sales                                                                           $          0         $          0
                                                                                ------------         ------------

Costs and Expenses:
  General and administrative expenses                                                165,597              136,039
                                                                                ------------         ------------
    Total Costs and Expenses                                                         165,597              136,039
                                                                                ------------         ------------

Operating Loss                                                                      (165,597)            (136,039)

Investment Income                                                                     64,936              116,534
Other Expense - Net                                                                 (751,773)            (169,165)
                                                                                ------------         ------------

Loss Before Income Taxes                                                            (852,434)            (188,670)

Provision (Credit) for Income Taxes                                                        0                6,000
                                                                                ------------         ------------

Loss From Continuing Operations                                                     (852,434)            (182,670)

Earnings (Loss) from Discontinued Operations - Net of Non-Owned
  Interests and Income Taxes                                                       1,371,804             (110,731)
                                                                                ------------         ------------

Net Earnings (Loss)                                                             $    519,370         $   (293,401)
                                                                                ============         ============
Basic and Diluted Earnings (Loss) per Share:
  Loss from continuing operations                                               $      (0.58)        $      (0.12)
  Earnings (loss) from discontinued operations                                          0.93                (0.08)
                                                                                ------------         ------------
    Net earnings (loss) per share                                               $       0.35         $      (0.20)
                                                                                ============         ============

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                                                  $ 9,897,052
  Marketable securities                                                                        9,503,207
  Accounts receivable - net                                                                    1,876,565
  Inventories                                                                                    232,818
  Prepaid and refundable taxes                                                                    19,676
  Prepaid expenses and other                                                                     222,391
                                                                                             -----------
    Total Current Assets                                                                      21,751,709
                                                                                             -----------

Property, Plant and Equipment - at cost less accumulated depreciation of
  $12,786,286                                                                                  5,768,920
                                                                                             -----------

Other Assets:
  Cash surrender value of SERP life insurance                                                  2,072,030
  Deferred income taxes - net of valuation allowance of $565,000                                       0
  Deposits and other                                                                              44,489
                                                                                             -----------
    Total Other Assets                                                                         2,116,519
                                                                                             -----------
        Total Assets                                                                         $29,637,148
                                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                   $   938,231
  Income taxes payable                                                                            10,000
                                                                                             -----------
    Total Current Liabilities                                                                    948,231


Accrued SERP liability                                                                         3,087,534
                                                                                             -----------
    Total Liabilities                                                                          4,035,765
                                                                                             -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                               5,798,798
                                                                                             -----------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
     Issued and outstanding: 1,191,899 shares                                                    119,190
  Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
     Issued and outstanding: 291,857 shares                                                       29,105
    Additional paid-in capital                                                                 7,527,278
    Retained earnings                                                                         12,127,012
                                                                                             -----------
        Total Stockholders' Equity                                                            19,802,585
                                                                                             -----------
            Total Liabilities and Stockholders' Equity                                       $29,637,148
                                                                                             ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the three months ended Sept. 30
                                                                        ------------------------------------
                                                                               2003                 2002
                                                                        -----------------     ----------------

Cash Flows from Operating Activities:
  Loss from continuing operations                                          $  (852,434)          $  (182,670)
  Earnings (loss) from discontinued operations                               1,371,804              (110,731)
                                                                           -----------           -----------
  Net earnings (loss)                                                          519,370              (293,401)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operations:
    Depreciation and amortization                                                2,832               285,345
    Deferred income taxes                                                      895,000                     0
    Amounts attributable to non-owned interests                              2,121,351              (171,234)
    Gain on sale of equipment                                               (5,062,792)             (146,471)
    Increase in SERP liability                                                 867,831                 6,672
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                        1,031,395               276,264
      Decrease in inventories                                                   41,260                35,625
      Increase in prepaid expenses                                             (15,584)              (30,184)
      Decrease in accounts payable and accrued expenses                       (856,013)             (244,379)
                                                                           -----------           -----------
  Net Cash Used in Operating Activities                                       (455,350)             (281,763)
                                                                           -----------           -----------

Cash Flows from Investing Activities:
  Capital expenditures                                                               0               (19,982)
  Sale of equipment and other assets                                         5,548,700               198,742
  Purchase of marketable securities - net                                       (4,000)           (1,008,993)
  Increase (decrease) in cash surrender value of SERP life insurance           (48,446)              101,725
                                                                           -----------           -----------
  Net Cash Provided by (Used in) Investing Activities                        5,496,254              (728,508)
                                                                           -----------           -----------

Cash Flows from Financing Activities:
  Principal payments under capital lease obligations                                 0                  (652)
  Dividends paid                                                              (148,296)             (148,296)
                                                                           -----------           -----------
  Net Cash Used in Financing Activities                                       (148,296)             (148,948)
                                                                           -----------           -----------

Net Increase in Cash and Cash Equivalents                                    4,892,608            (1,159,219)
Cash and Cash Equivalents at Beginning of Period                             5,004,444             5,598,382
                                                                           -----------           -----------
Cash and Cash Equivalents at End of Period                                  $9,897,052           $ 4,439,163
                                                                           ===========           ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                             $        0           $         0
  Income taxes refunded                                                     $   79,384           $         0

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Financial Information

     The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. ("CERBCO"); its wholly-owned subsidiary, CERBERONICS, Inc. ("CERBERONICS"), a Delaware holding company; and its majority-controlled subsidiary, INEI Corporation ("INEI"), formerly known as Insituform East, Incorporated ("Insituform East") (together with CERBCO and CERBERONICS, the "Company"). All significant intercompany accounts and transactions have been eliminated.

     The Condensed Consolidated Balance Sheet as of September 30, 2003, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2.   Earnings (Loss) Per Share

     Basic and diluted per share data have been computed based upon the weighted average number of common shares outstanding during each period. The following numbers of shares have been used in the per share computations:

           For the three months ended Sept. 30
         -----------------------------------------
               2003                      2002
         -----------------       -----------------

            1,482,956                1,482,956
         =================       =================

3.   Discontinued Operations

     On June 18, 2003, Insituform East entered into an Asset Purchase Agreement (the "Agreement") with Insituform Technologies, Inc. ("ITI") providing for the sale to ITI of substantially all of Insituform East's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing occurred on September 5, 2003. Insituform East, now and after September 5, 2003 known as INEI, recognized a gain on the sale of such assets of approximately $5.0 million.

     On July 24,  2003,  Insituform  East  entered  into a Contract of Sale with
LINLO Realty L. L. C. ("LINLO"), a subsidiary of Atlantic Transportation Equipment, Ltd., providing for the sale to LINLO of all of Insituform East's real property in Landover, Maryland. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, now expected to occur by December 15, 2003, is subject to certain customary conditions, including that LINLO has until November 26, 2003, to ensure the suitability of the property for its use and development and to arrange financing.

     In May 2003, Insituform East entered into discussions with several parties indicating an interest in a possible purchase of Try Tek Machine Works, Inc. ("Try Tek"), a wholly-owned subsidiary of Insituform East, or some or all of its assets. These discussions are continuing. Try Tek's operations have been significantly curtailed since that time.

     The  operating  results  of  Insituform  East for the  three  months  ended
September  30,  2003  are  shown  separately  in the  accompanying  Consolidated
Statement of Operations as earnings from discontinued operations. The Consolidated Statement of Operations for the three months ended September 30, 2002 has been restated to also show separately the operating results of Insituform East as a loss from discontinued operations. Sales revenues of
$1,782,882 and $2,602,127 for the three months ended September 30, 2003 and 2002, respectively, are included in the results from discontinued operations and are not shown as sales in the accompanying Consolidated Statements of Operations.

     As of June 30, 2003, all of Insituform East's activities are considered to be discontinued.

4.   Marketable Securities

     Marketable securities consist of:
                                                          September 30, 2003
                                                      --------------------------
                                                      Amortized           Fair
                                                       Cost              Value
                                                      ----------      ----------
     Current:
         U.S. Government and agencies                 $6,503,207      $6,511,822
         Corporate                                     3,000,000       3,000,000
                                                      ----------      ----------
                                                      $9,503,207      $9,511,822
                                                      ==========      ==========


5.   Accounts Receivable

     Accounts receivable consist of:

                                                               Sept. 30, 2003
                                                               --------------
    Due from customers                                           $1,837,767
    Miscellaneous                                                    51,493
                                                                 ----------
                                                                  1,889,260
    Less: Allowance for doubtful accounts                           (12,695)
                                                                 ----------
          Total Accounts Receivable                              $1,876,565
                                                                 ==========

6.   Equity in Insituform East

     At September 30, 2003, CERBCO beneficially held 1,414,850 shares of Insituform East Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible Insituform East Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.9% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of Insituform East stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

     From time to time, Insituform East issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. No additional shares were issued in the three months ended September 30, 2003. If all the options outstanding at September 30, 2003 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 35.9% and 58.8%, respectively.

     From time to time, Insituform East purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. Insituform East did not purchase any shares during the three months ended September 30, 2003.

7.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of:

                                                               Sept. 30, 2003
                                                              ----------------

       Accounts payable                                           $407,179
       Accrued compensation and other expenses                     531,052
                                                                  --------
           Total Accounts Payable                                 $938,231
                                                                  ========

8.   Contingencies

     The Company is involved in certain contingencies arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

9.   Supplemental Executive Retirement Plan

     On September 24, 2003, the CERBCO Board of Directors determined by affirmative resolution that, in due course, CERBCO should be orderly liquidated and dissolved. Such determination was made, among other reasons, in light of the September 5, 2003 consummation of the sale of the business, licenses and most operating assets of CERBCO's sole operating subsidiary, Insituform East, and such subsidiary's disclosed intent to orderly liquidate and dissolve in due course. The current change in Company assumption from CERBCO continuing in perpetuity, to an assumption of nearer-term liquidation and dissolution, similarly effects a change in accounting assumptions applicable to the Company's SERP (a non-qualified retirement plan) for its executive officers. As it is now questionable whether the Company's executive officers will continue employment to the plan's assumed normal retirement age of 65, accounting assumptions have been changed to accrue SERP liability on a present value basis for the plan year (i.e., calendar year) containing the reporting period with anticipated, lump-sum, beneficiary payouts in January 2005. Based on such change of accounting assumptions, as of September 30, 2003, and effective for and through plan/calendar year 2003, the Company has readjusted the accrued SERP liability in the accompanying Consolidated Balance Sheet in the amount of $796,072, and included this amount in other expense-net in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

Overview and Outlook

     The Company reported a consolidated loss from continuing operations of -$852,434 (-$0.58 per share) and consolidated net earnings of $519,370 ($0.35 per share) for the first quarter of the fiscal year ended September 30, 2003. For the first quarter of the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$182,670 (-$0.12 per share) and a consolidated net loss of -$293,401 (-$0.20 per share). Sales of $1,782,882 and $2,602,127 recognized by Insituform East, Incorporated ("Insituform East"), now known as INEI Corporation, the Company's majority-controlled and then only-operating segment, for the three months ended September 30, 2003 and 2002, respectively, are included in the earnings (loss) from discontinued operations.

     The Company attributed its favorable results for the quarter ended September 30, 2003 to the discontinued operations of Insituform East. Insituform East recognized net earnings of $3,493,155, contributing earnings from discontinued operations of $1,371,804 (39.3%) to the Company, primarily as a result of a $5.5 million sale of substantially all of its business under an Asset Sale closed on September 5, 2003. Insituform East recognized a gain of approximately $5.0 million on the sale.

     Consistent with the Asset Sale, the Insituform East Board of Directors has undertaken certain additional transactions designed to maximize Insituform East stockholder value. In this regard, on July 24, 2003, Insituform East entered into a Real Estate Contract of Sale for the potential sale of its principal real estate assets. Insituform East currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek Machine Works, Inc., a wholly-owned subsidiary of Insituform East, and the satisfaction of Insituform East's liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

     After completion of the Asset Sale, Insituform East held as of September 30, 2003:

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

     o Cash and cash equivalents in the approximate amount of $2,400,000, substantially all of which represents residual net proceeds from the Asset Sale;

     o Residual inventory and equipment not part of the Asset Sale in the approximate amount of $1,000,000; and

     o    Accounts receivable in the approximate amount of $1,800,000.

     Insituform East and, consequently, the Company, has not had any ongoing operations subsequent to the Asset Sale, other than those of Try Tek, and those operations were significantly curtailed after September 30, 2003.

     On September 24, 2003, the Insituform East Board of Directors concluded that dissolution of Insituform East, liquidation and distribution of its assets would be in the best interest of Insituform East and its stockholders. The Insituform East Board preliminarily adopted a plan of dissolution and liquidation and intends to submit the definitive plan and proposed dissolution to a vote of stockholders at the next annual meeting, currently anticipated to be held during the quarter ending March 31, 2004.

     Likewise, on September 24, 2003, the Company's Board of Directors also concluded that dissolution of the Company, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The CERBCO Board also preliminarily adopted a plan of dissolution and liquidation and intends to submit the definitive plan and proposed dissolution to a vote of its stockholders at the Company's next annual meeting, also currently anticipated to be held during the quarter ending March 31, 2004.

Results of Operations

       Three Months Ended 9/30/03 Compared with Three Months Ended 9/30/02

     The results from continuing operations are the results of the parent company, CERBCO. CERBCO's interests in Insituform East's discontinued operations are shown as earnings (loss) from discontinued operations - net of non-owned interests and income taxes.

     CERBCO's general and administrative expenses increased approximately 22% in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003, primarily due to an increase in business insurance expense and consulting fees in the first quarter of fiscal year 2004. The Company's directors and officers insurance premium for calendar year 2003 increased 42% over calendar year 2002.

     Investment income decreased approximately 44%, primarily as a result in a decline in interest rates. Other expense-net increased 344%, primarily due to the recognition of an adjustment to the Company's accrued SERP liability to reflect a change in accounting assumptions to accrue SERP liability on a present value basis with anticipated lump-sum beneficiary payouts in January 2005.

     Earnings (loss) from discontinued operations -net increased from a loss of -$110,731 in the first quarter of fiscal year 2003 to earnings of $1,371,804, primarily due to the recognition by Insituform East of a gain of approximately $5.0 million on the sale of its business on September 5, 2003. The parent Company's interest in the results of Insituform East is 39.3%.

Financial Condition

     During the quarter ended September 30, 2003, the Company's operating activities used approximately $455,000 in cash. The Company's net earnings was offset by the net effect of (i) items that did not affect the Company's operating cash, including an $895,000 decrease in deferred tax assets, $2,121,000 in earnings attributable to non-owned interests, a $5,063,000 gain on the sale of assets and an $868,000 increase in the Company's accrued SERP liability, and (ii) changes in items that did affect the Company's cash, including a $1,031,000 decrease in accounts receivable, as customer accounts were collected, and an $856,000 decrease in accounts payable as vendors were paid, both as a result of the winding down of the Company's operations during the quarter.

     The Company's investing activities provided approximately $5,500,000 during the quarter ended September 30, 2003, primarily due to the sale of Insituform East's assets on September 5, 2003. The Company used approximately $149,000 in its financing activities due to the payment of dividends by the parent company, CERBCO.

     The  Company's   liquidity   remained   strong  with  working   capital  of
approximately $20.8 million and a current ratio of 23 to 1 at September 30, 2003. The Company has cash and temporary investments in marketable securities of approximately $19.4 million which it believes is more than adequate to meet its cash flow requirements in the foreseeable future.

Forward-Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Forward-looking statements such as these involve known and unknown risks, uncertainties and other important factors that could cause the Company's actual results, performance or achievements, or other subjects of such statements, to differ materially from the Company's expectations regarding such matters expressed or implied by such forward-looking statements. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in its forward-looking statements contained herein are reasonable, it cannot guarantee future events or results. Except as may be required under federal law, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Item 3.  Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Corporate Executive Committee ("CEC"), which performs as a functional equivalent of a CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c)and15d-14(c)under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

     Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In designing, implementing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, management believes that the Company's disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:                                                                                             Pages
                                                                                                          -----
         31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002              13

         31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002              14

         31.3          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002              15

         32            Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002              16

         99            CERBCO,  Inc.  Consolidating  Schedules:  Statement of Operations  Information
                       for the three months ended September 30, 2003; Balance Sheet Information;  and
                       Consolidating Elimination Entries as of September 30, 2003                          17-19

(b)  Reports on Form 8-K:

     The Company filed two reports on Form 8-K during the quarter ended September 30, 2003. The first report, dated September 5, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated September 5, 2003 announcing completion of the sale by Insituform East, Incorporated ("East") to Insituform Technologies, Inc. of substantially all of East's non-real estate assets and on-going business.

     The second report, dated September 30, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated September 30, 2003 announcing the Company's financial results for the fiscal year ended June 30, 2003.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003

                             CERBCO, Inc.
                             ---------------------------------------------------
                             (Registrant)



                             /s/ ROBERT W. ERIKSON
                             ---------------------------------------------------
                             Robert W. Erikson
                             President



                             /s/ ROBERT F. HARTMAN
                             ---------------------------------------------------
                             Robert F. Hartman
                             Vice President, Secretary & Treasurer
                             (Principal Financial and Accounting Officer)