Form 10QSB
period 2003-12-31
CERBCO INC
filed 2004-02-17
CIK 826821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[   X  ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the quarterly period ended:                               December 31, 2003


[      ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the transition period from                      to
                                -------------------     -------------------

Commission file number:          0-16749

                                  CERBCO, Inc.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             54-1448835
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 3421 Pennsy Drive, Landover, Maryland                         20785-1608
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

     Yes             X           No
                ------------              ------------


As of February 3, 2004, the following number of shares of each of the issuer's classes of common stock were outstanding:

                 Common Stock                    1,196,899
                 Class B Common Stock              291,057
                                                 --------
                 Total                           1,487,956

Transitional Small Business Disclosure Format:    Yes              No     X
                                                      ----------      ----------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                            Page
------------------------------                                                                            ----

Item 1.  Financial Statements..........................................................................     3

         Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended
         December 31, 2003 and December 31, 2002 (unaudited)...........................................     3

         Condensed Consolidated Balance Sheet as of December 31, 2003 (unaudited)......................     4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2003
         and December 31, 2002 (unaudited).............................................................     5

         Notes to Condensed Consolidated Financial Statements (unaudited)..............................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........     8

Item 3.  Controls and Procedures.......................................................................    11

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K..............................................................   12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended Dec. 31,           Six Months Ended Dec. 31,
                                                        ---------------------------           -------------------------
                                                          2003              2002                2003             2002
                                                          ----              ----                ----             ----

Sales                                                    $      0         $       0           $        0       $       0
                                                         --------         ---------           ----------       ---------

Costs and Expenses:
  General and administrative expenses                     164,303           121,914              329,900         257,953
                                                         --------         ---------           ----------       ---------
    Total Costs and Expenses                              164,303           121,914              329,900         257,953
                                                         --------         ---------           ----------       ---------

Operating Loss                                           (164,303)         (121,914)            (329,900)       (257,953)

Investment Income                                          36,908           110,596              101,844         227,130
Other Income (Expense) - Net                              169,330            23,161             (582,443)       (146,004)
                                                         --------         ---------           ----------       ---------

Earnings (Loss) Before Income Taxes                        41,935            11,843             (810,499)       (176,827)

Provision for Income Taxes                                      0           114,000                    0         108,000
                                                         --------         ---------           ----------       ---------

Earnings (Loss) From Continuing Operations                 41,935          (102,157)            (810,499)       (284,827)

(Loss) Earnings from Discontinued Operations -
Net of Non-Owned Interests and Income Taxes               (90,899)         (236,629)           1,276,197        (347,360)
                                                         --------         ---------           ----------       ---------

Net (Loss) Earnings                                      $(48,964)        $(338,786)          $  465,698       $(632,187)
                                                         ========         =========           ==========       =========

Basic and Diluted (Loss) Earnings per Share:
  Earnings (loss) from continuing operations             $   0.03         $   (0.07)          $    (0.55)      $   (0.19)
  (Loss) earnings from discontinued operations              (0.06)            (0.16)                0.86           (0.24)
                                                         --------         ---------           ----------       ---------
    Net (loss) earnings per share                        $  (0.03)        $   (0.23)          $     0.31       $   (0.43)
                                                         ========         ==========          ==========       =========

See notes to condensed consolidated financial statements.


                                  CERBCO, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2003
                                   (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                                                  $16,395,436
  Marketable securities                                                                        8,063,877
  Accounts receivable - net                                                                      612,676
  Inventories                                                                                    163,203
  Prepaid and refundable taxes                                                                    14,379
  Prepaid expenses and other                                                                      64,850
                                                                                             -----------
    Total Current Assets                                                                      25,314,421
                                                                                             -----------

Property, Plant and Equipment - at cost less accumulated depreciation of
  $2,689,853                                                                                     360,464
                                                                                             -----------

Other Assets:
  Cash surrender value of SERP life insurance                                                  2,348,767
  Marketable securities                                                                        1,055,357
  Deferred income taxes - net of valuation allowance of $1,410,000                                     0
  Deposits and other                                                                              44,489
                                                                                             -----------
    Total Other Assets                                                                         3,448,613
                                                                                             -----------
        Total Assets                                                                         $29,123,498
                                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                                   $   541,157
  Income taxes payable                                                                            10,000
                                                                                             -----------
    Total Current Liabilities                                                                    551,157


Accrued SERP liability                                                                         3,087,535
                                                                                             -----------
    Total Liabilities                                                                          3,638,692
                                                                                             -----------

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries                                               5,684,000
                                                                                             -----------

Stockholders' Equity:
  Common stock, $.10 par value
    Authorized:  3,500,000 shares
   Issued and outstanding: 1,196,899 shares                                                      119,690
  Class B Common stock (convertible), $.10 par value
    Authorized:  700,000 shares
   Issued and outstanding: 291,057 shares                                                         29,105
  Additional paid-in capital                                                                   7,578,028
  Retained earnings                                                                           12,073,983
                                                                                             -----------
        Total Stockholders' Equity                                                            19,800,806
                                                                                             -----------
            Total Liabilities and Stockholders' Equity                                       $29,123,498
                                                                                             ===========

See notes to condensed consolidated financial statements.

                                  CERBCO, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Six Months Ended Dec. 31,
                                                                         ------------------------------------
                                                                               2003                 2002
                                                                         -----------------   -----------------

Cash Flows from Operating Activities:
  Loss from continuing operations                                          $   (810,499)         $ (284,827)
  Earnings (loss) from discontinued operations                                1,276,197            (347,360)
                                                                           ------------          ----------
  Net earnings (loss)                                                           465,698            (632,187)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operations:
    Depreciation and amortization                                                 4,952             552,121
    Deferred income taxes                                                       895,000                   0
    Amounts attributable to non-owned interests                               1,984,697            (537,155)
    Gain on sale of equipment                                                (5,756,769)           (292,212)
    Increase in SERP liability                                                  867,831               6,672
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                         2,288,882           1,204,018
      Decrease (increase) in inventories                                        103,624             (14,856)
      Decrease in prepaid expenses                                              129,061             185,028
      Decrease in accounts payable and accrued expenses                        (925,944)           (490,559)
                                                                           ------------          ----------
  Net Cash Provided by (Used in) Operating Activities                            57,032             (19,130)
                                                                           ------------          ----------

Cash Flows from Investing Activities:
  Capital expenditures                                                                0             (33,202)
  Sale of equipment and other assets                                         11,353,716             363,242
  Redemption of marketable securities - net                                     379,973             221,659
  Increase in cash surrender value of SERP life insurance                      (325,183)            (95,297)
                                                                           ------------          ----------
  Net Cash Provided by Investing Activities                                  11,408,506             456,402
                                                                           ------------          ----------
Cash Flows from Financing Activities:
  Principal payments under capital lease obligations                                 0               (2,013)
  Proceeds from exercise of stock options                                       73,750                    0
  Dividends paid                                                              (148,296)            (148,296)
                                                                           ------------          ----------
  Net Cash Used in Financing Activities                                        (74,546)            (150,309)
                                                                           ------------          ----------

Net Increase in Cash and Cash Equivalents                                   11,390,992              286,963
Cash and Cash Equivalents at Beginning of Period                             5,004,444            5,598,382
                                                                           ------------          ----------
Cash and Cash Equivalents at End of Period                                 $16,395,436           $5,885,345
                                                                           ============          ==========
Supplemental disclosure of cash flow information:
  Income taxes refunded                                                    $    79,384           $        0

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

     The Condensed Consolidated Balance Sheet as of December 31, 2003, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made.

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

2.   Earnings (Loss) Per Share

     Basic and diluted per share data have been computed based upon the weighted average number of common shares outstanding during each period. For the three months and six months ended December 31, 2003, weighted average shares of 1,483,717 and 1,483,336, respectively, were used in such computations. Weighted average shares of 1,482,956 were used for the three months and six months ended December 31, 2002.


3.   Discontinued Operations

     In September 2003, INEI completed the sale of substantially all of its non-real estate assets and on-going business to Insituform Technologies, Inc. The purchase price of approximately $5.5 million was paid in cash to INEI at the closing, less a 10% escrow. INEI recognized a gain on the sale of approximately $5.0 million.

     In December 2003, INEI completed the sale of all of its real property in Landover, MD to Bohrer's Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for INEI's portion of closing costs and an escrow amount of $225,500 pending final clean-up of certain areas of the property.

     In May 2003, INEI entered into discussions with several parties indicating an interest in a possible purchase of Try Tek Machine Works, Inc. ("Try Tek"), a wholly-owned subsidiary of INEI, or some or all of its assets. These discussions are continuing. Try Tek's operations have been significantly curtailed since that time.

     As of June 30, 2003, all of INEI's activities are considered to be discontinued. The operating results of INEI for the three months and six months ended December 31, 2003 are shown separately in the accompanying Consolidated Statement of Operations as earnings from discontinued operations. The Consolidated Statement of Operations for the three months and six months ended December 31, 2002 has been restated to also show separately the operating results of INEI as a loss from discontinued operations. Sales revenues of $109,281 and $2,149,864 for the three months ended December 31, 2003 and 2002, respectively, and $1,892,501 and $4,751,991 for the six months ended December 31, 2003, respectively, are included in the results from discontinued operations and are not shown as sales in the accompanying Consolidated Statements of Operations.

4.   Marketable Securities

     Marketable securities consist of:


                                                                        Dec. 31, 2003
                                                          ---------------------------------------
                                                              Amortized               Fair
                                                                Cost                  Value
                                                          ------------------   ------------------
        Current:
            U.S. Government and agencies                      $4,063,887           $4,063,430
            Corporate                                          4,000,000            4,000,000
                                                          ------------------   ------------------
        Non-current:                                          $8,063,877           $8,063,430
            U.S. Government                                    1,055,357            1,068,750
                                                          ------------------   ------------------
                  Total marketable securities                 $9,119,234           $9,132,180
                                                          ==================   ==================

5.   Accounts Receivable

     Accounts receivable consist of:

                                                                       Dec. 31, 2003
                                                                       -------------
        Due from customers                                                $594,082
        Miscellaneous                                                       40,517
                                                                          --------
                                                                           634,599
        Less: Allowance for doubtful accounts                              (21,923)
                                                                          --------
              Total accounts receivable                                   $612,676
                                                                          ========

6.   Equity in INEI Corporation

     At September 30, 2003, CERBCO beneficially held 1,414,850 shares of INEI Common Stock, par value $0.04 per share (the "Common Stock"), and 296,141 shares of convertible INEI Class B Common Stock, par value $0.04 per share (the "Class B Common Stock"), representing approximately 34.7% of the Common Stock, 99.5% of the Class B Common Stock, 39.1% of the total equity and 62.1% of the total voting power of all outstanding classes of INEI stock. Holders of INEI Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the INEI Board of Directors after election of not less than 25% of such members by holders of shares of INEI Common Stock, voting separately as a class.

     From time to time, INEI issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO's equity ownership. On December 11, 2003, INEI issued 15,000 shares of Common Stock as the result of an exercise of stock options by a director. If all the options outstanding at December 31, 2003 were exercised, the resulting percentages of CERBCO's equity ownership and total voting power would be 36.9% and 59.8%, respectively.

     From time to time, INEI purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO's equity ownership. INEI did not purchase any shares during the three months ended December 31, 2003.

     While generally accepted accounting principles (GAAP) require the consolidation of INEI book values in the reporting of CERBCO's consolidated assets, the Company is advised that INEI has publicly disclosed that INEI anticipates corporate dissolution in due course and that the amount that INEI presently anticipates ultimately to be distributed to stockholders will be between $1.25 and $1.75 per share of INEI Common Stock and INEI Class B Common Stock. Accordingly, if such INEI distribution was ultimately realized at the mid-point of such range ($1.50), the recoverable asset value of the Company's stockholdings in INEI would be $2,566,487 rather than the $3,654,915 pro rata equity value as currently reflected in the Company's consolidated financial statements reported under GAAP.

7.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of:

                                                               Dec. 31, 2003
                                                               -------------

       Accounts payable                                          $193,560
       Accrued compensation and other expenses                    347,597
                                                                 --------
           Total accounts payable                                $541,157
                                                                 ========

8.   Contingencies

     The Company is involved in certain contingencies arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company's financial position or results of operations.

9.   Supplemental Executive Retirement Plan

     On September 24, 2003, the CERBCO Board of Directors preliminarily determined by affirmative resolution that, in due course, CERBCO should be orderly liquidated and dissolved. Such determination was made, among other reasons, in light of the September 5, 2003 consummation of the sale of the business, licenses and most operating assets of CERBCO's sole operating subsidiary, INEI, and such subsidiary's disclosed intent to orderly liquidate and dissolve in due course. The current change in Company assumption from CERBCO continuing in perpetuity, to an assumption of nearer-term liquidation and dissolution, similarly effects a change in accounting assumptions applicable to the Company's SERP (a non-qualified retirement plan) for its executive officers. As it is now questionable whether the Company's executive officers will continue employment to the plan's assumed normal retirement age of 65, accounting assumptions have been changed to accrue SERP liability on a present value basis for the plan year (i.e., calendar year) containing the reporting period with anticipated, lump-sum, beneficiary payouts in January 2005. Based on such change of accounting assumptions, as of September 30, 2003, and effective for and through plan/calendar year 2003, the Company readjusted the accrued SERP liability in the accompanying Consolidated Balance Sheet in the amount of $796,072, and included this amount in other expense-net in the accompanying Consolidated Statement of Operations for the six months ended December 31, 2003. In December 2003, two of the Company's executive officers filed a claim with the Company indirectly calling into question whether the SERP liability carried on the books of the Company adequately reflects the full extent of the benefits believed by such officers to be due under the plan. Pending final determinations under such claim, no provision for potential additional SERP liability related thereto has been accrued by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported consolidated earnings from continuing operations of $41,935 ($0.03 per share), a consolidated loss from discontinued operations of -$90,899 (-$0.06 per share) and a consolidated net loss of -$48,964 (-$0.03 per share) for the second quarter of fiscal year 2004 ended December 31, 2003. For the first six months of fiscal year 2004, the Company reported a consolidated loss from continuing operations of -$810,499 (-$0.55 per share), consolidated earnings from discontinued operations of $1,276,197 ($0.86 per share) and consolidated net earnings of $465,698 ($0.31 per share). Sales of $0.1 million and $1.9 million recognized by INEI Corporation ("INEI"), the Company's majority-controlled and, prior to September 5, 2003, only-operating segment, for the three months and six months ended December 31, 2003, respectively, are included in the earnings (loss) from discontinued operations.

     The Company attributed its favorable results for the first six months of fiscal year 2004 to the discontinued operations of INEI. INEI recognized net earnings of $3,260,894 for the six months, primarily due to a $5.0 million gain on the sale of substantially all of its business under an Asset Sale closed on September 5, 2003 for $5.5 million. For this current six-month period, INEI contributed earnings from discontinued operations of $1,276,197 (39.1%) to the Company.

     Until the Asset Sale, INEI and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines primarily using cured-in-place pipe ("CIPP") rehabilitation processes. INEI and, consequently, the Company, has not had any ongoing operations subsequent to the Asset Sale, other than those of Try Tek Machine Works, Inc. ("Try Tek"), a wholly-owned subsidiary of INEI. Try Tek's operations have been significantly curtailed since May 2003.

     In parallel with the Asset Sale, the INEI Board of Directors has continued to undertake certain additional transactions designed to maximize INEI stockholder value, including the sale of other excess equipment not included in the Asset Sale and, in December 2003, the sale of all of INEI's real property in Landover, MD. INEI currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of INEI's liabilities, including personnel termination and related costs, sale transaction expenses and other final liquidation costs.

     INEI held as of December 31, 2003:

          o one parcel of improved real property located in Hanover, PA, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using CIPP processes;

          o cash and cash equivalents in the approximate amount of $8.7 million, substantially all of which represents residual net proceeds from the sales of INEI's property, equipment and other assets;

          o residual inventory and equipment not part of the Asset Sale in the approximate amount of $500,000; and

          o    accounts receivable in the approximate amount of $600,000.

     On September 24, 2003, the INEI Board of Directors concluded that dissolution of INEI, liquidation and distribution of its assets would be in the best interest of INEI and its stockholders. The INEI Board preliminarily adopted a plan of dissolution and liquidation and intends in due course to submit a definitive plan and a final form of proposed dissolution to a vote of stockholders at the next annual meeting, currently anticipated to be held during the quarter ending June 30, 2004.

     Likewise, on September 24, 2003, the Company's Board of Directors also concluded that dissolution of the Company, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The CERBCO Board also preliminarily adopted a plan of dissolution and liquidation and intends in due course to submit a definitive plan and a final form of proposed dissolution to a vote of its stockholders at the Company's next annual meeting, also currently anticipated to be held during the quarter ending June 30, 2004.

     In connection with the contemplated dissolution proposal, while the Company at the present time is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, it currently anticipates that the amount ultimately distributable to its stockholders will be between $8.50 and $11.50 per share of Common Stock and Class B Common Stock. To the extent that the value of its assets is less, or the amount of its liabilities or the amounts that it expends during the liquidation are greater, than the Company anticipates, its stockholders may receive substantially less than the Company presently anticipates or nothing at all.

Results of Operations

     The results from continuing operations are the results of the parent company, CERBCO. CERBCO's interests in INEI's discontinued operations are shown as earnings (loss) from discontinued operations - net of non-owned interests and income taxes.

      Three Months Ended 12/31/03 Compared with Three Months Ended 12/31/02

     CERBCO's general and administrative expenses increased approximately 34% in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003, primarily due to an increase in business insurance expense and legal fees incurred in the second quarter of fiscal year 2004 in connection with the potential dissolution of the Company. The Company's directors and officers insurance premium for calendar year 2003 increased 42% over calendar year 2002.

     Investment income decreased approximately 67%, primarily as a result in a decline in interest received. INEI repaid in full an intercompany loan of $3 million from the Company on September 5, 2003. Other income-net increased 631%, primarily due to increases in the cash surrender values of insurance policies funding the Company's supplemental retirement plan (SERP).

     The loss from discontinued operations-net decreased from a loss of -$236,629 in the second quarter of fiscal year 2003 to a loss of -$90,899 in the second quarter of fiscal year 2004 primarily due to the cessation of substantially all of INEI's operations on September 5, 2003. The parent company's interest in INEI's discontinued operations is 39.1%.

        Six Months Ended 12/31/03 Compared with Six Months Ended 12/31/02

     CERBCO's general and administrative expenses increased approximately 28% in the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003, primarily due to increases in business insurance expense, and legal and consulting fees incurred in the first six months of fiscal year 2004 in connection with the potential dissolution of the Company. The Company's directors and officers insurance premium for calendar year 2003 increased 42% over calendar 2002.

     Investment income decreased approximately 55%, primarily as a result of a decline in interest received. INEI repaid in full an intercompany loan of $3 million from the Company on September 5, 2003. Other expense-net increased 299%, primarily due to the recognition of an adjustment at September 30, 2003 to the Company's accrued SERP liability to reflect a change in accounting assumptions to accrue such liability on a present value basis with anticipated lump-sum beneficiary payouts in January 2005. Such expense in fiscal year 2004 was offset to some extent by increases in the cash surrender values of insurance policies funding the Company's SERP.

     Earnings (loss) from discontinued operations -net increased from a loss of -$347,360 in the first six months of fiscal year 2003 to earnings of $1,276,197 in the first six months of fiscal year 2004, primarily due to the recognition by INEI of a gain of approximately $5.0 million on the sale of its business on September 5, 2003. The parent Company's interest in the results of INEI's discontinued operations is 39.1%.

Financial Condition

     During the six months ended December 31, 2003, the Company's operating activities provided $57,032 in cash. The Company's net earnings were offset by the net effect of (i) items that did not affect the Company's operating cash, including an $895,000 decrease in deferred tax assets, $1,984,697 in earnings attributable to non-owned interests, a $5,756,769 gain on the sale of assets and an $867,831 increase in the Company's accrued SERP liability, and (ii) changes in items that did affect the Company's cash, including a $2,288,882 decrease in accounts receivable, as customer accounts were collected, and an $925,944 decrease in accounts payable as vendors were paid, both as a result of the winding down of the Company's operations during the period.

     The Company's investing activities provided $11,408,506 during the six months ended December 31, 2003, primarily due to the sale of INEI's assets on September 5, 2003. The Company used $74,546 in its financing activities due to the payment of dividends by the parent company, CERBCO.

     The Company's liquidity remained strong with working capital of approximately $24.8 million and a current ratio of 46 to 1 at December 31, 2003. The Company has cash and temporary investments in marketable securities of approximately $25.5 million which it believes is more than adequate to meet its cash flow requirements in the foreseeable future.

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

Item 3.  Controls and Procedures

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Corporate Executive Committee ("CEC"), which performs as a functional equivalent of a CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's management, including the CEC and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

     Disclosure controls and procedures generally are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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



                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:                                                                                           Pages

          31.1   Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002                13

          31.2   Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002                14

          31.3   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                  15

          32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                  16

          99     CERBCO,  Inc.  Consolidating  Schedules:  Statement of Operations  Information
                 for the three months and six months ended  December  31, 2003;  Balance  Sheet
                 Information; and Consolidating Elimination Entries as of December 31, 2003              17-21

(b)  Reports on Form 8-K:

     The Company filed two reports on Form 8-K during the quarter ended December 31, 2003. The first report, dated November 14, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated November 14, 2003 announcing the Company's financial results for the three months ended September 30, 2003.

     The second report, dated December 16, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated December 16, 2003 announcing the Company would not hold its annual meeting of stockholders for the fiscal year ended June 30, 2003 until the quarter ending June 30, 2004.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2004

                                CERBCO, Inc.
                                ------------------------------------------------
                                (Registrant)



                                /s/ ROBERT W. ERIKSON
                                ------------------------------------------------
                                Robert W. Erikson
                                President



                                /s/ ROBERT F. HARTMAN
                                ------------------------------------------------
                                Robert F. Hartman
                                Vice President, Secretary & Treasurer
                                (Principal Financial and Accounting Officer)