Form 10QSB
period 2004-03-31
CERBCO INC
filed 2004-05-13
CIK 826821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-16749

CERBCO, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	54-1448835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3421 Pennsy Drive, Landover, Maryland	20785-1608
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone and fax numbers, including area code:
301-773-1784 (tel)
301-322-3041 (fax)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 3, 2004, the following number of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	1,197,492
Class B Common Stock	290,464

Total	1,487,956

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
	2004	2003	2004	2003
Sales	$0	$0	$0	$0

Costs and Expenses:
General and administrative expenses	522,557	483,093	852,457	741,046

Total Costs and Expenses	522,557	483,093	852,457	741,046

Operating Loss	(522,557)	(483,093)	(852,457)	(741,046)
Investment Income	26,385	88,904	128,229	316,034

Other (Expense) Income - Net	(1,224)	8,271	(583,667)	(137,733)

Loss Before Income Taxes	(497,396)	(385,918)	(1,307,895)	(562,745)

(Credit) Provision for Income Taxes	0	(3,000)	0	105,000

Loss from Continuing Operations before Loss from Goodwill Impairment	(497,396)	(382,918)	(1,307,895)	(667,745)

Loss from Goodwill Impairment	0	(1,485,660)	0	(1,485,660)

Loss From Continuing Operations	(497,396)	(1,868,578)	(1,307,895)	(2,153,405)

(Loss) Earnings from Discontinued Operations – Net of Non-Owned Interests and Income Taxes	(526,453)	(377,728)	749,744	(725,088)

Net Loss	$(1,023,849)	$(2,246,306)	$(558,151)	$(2,878,493)

Basic and Diluted Loss per Share:
Loss from continuing operations	$(0.33)	$(1.26)	$(0.88)	$(1.45)
(Loss) earnings from discontinued operations	(0.36)	(0.25)	0.50	(0.49)

Net loss per share	$(0.69)	$(1.51)	$(0.38)	$(1.94)

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2004

(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$17,590,356
Marketable securities	7,001,862
Accounts receivable - net	574,287
Inventories	114,398
Prepaid and refundable taxes	14,379
Prepaid expenses and other	165,985

Total Current Assets	25,461,267

Property, Plant and Equipment - at cost less accumulated depreciation of $811,450	92,393

Other Assets:
Cash surrender value of SERP life insurance	2,342,515
Marketable securities	1,022,143
Deferred income taxes – net of valuation allowance of $1,410,000	—
Deposits and other	44,489

Total Other Assets	3,409,147

Total Assets	$28,962,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,914,015
Income taxes payable	10,000

Total Current Liabilities	1,924,015

Accrued SERP liability	3,396,555

Total Liabilities	5,320,570

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries	4,865,278

Stockholders’ Equity:
Common stock, $.10 par value
Authorized: 3,500,000 shares
Issued and outstanding: 1,196,899 shares
Class B Common stock (convertible), $.10 par value	119,690
Authorized: 700,000 shares
Issued and outstanding: 291,057 shares	29,105
Additional paid-in capital	7,578,028
Retained earnings	11,050,136

Total Stockholders’ Equity	18,776,959

Total Liabilities and Stockholders’ Equity	$28,962,807

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended Mar. 31,
	2004	2003
Cash Flows from Operating Activities:
Loss from continuing operations	$(1,307,895)	$(2,153,405)
Earnings (loss) from discontinued operations	749,744	(725,088)

Net loss	(558,151)	(2,878,493)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	7,674	799,440
Deferred income taxes	895,000	0
Loss from goodwill impairment	0	1,485,660
Amounts attributable to non-owned interests	1,165,976	(1,121,272)
Gain on sale of equipment	(6,027,759)	(360,457)
Increase in SERP accrued liability	1,176,852	381,675
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,299,801	2,056,729
Decrease in inventories	152,429	44,947
Decrease in prepaid expenses	21,524	244,166
Increase (decrease) in accounts payable and accrued expenses	480,786	(591,660)

Net Cash (Used in) Provided by Operating Activities	(385,868)	60,735

Cash Flows from Investing Activities:
Capital expenditures	0	(33,202)
Sale of equipment and other assets	11,890,055	429,242
Redemption (purchase) of marketable securities - net	1,475,202	(253,595)
Increase in cash surrender value of SERP life insurance	(318,931)	(55,633)

Net Cash Provided by Investing Activities	13,046,326	86,812

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	0	(3,352)
Proceeds from exercise of stock options	73,750	0
Dividends paid	(148,296)	(148,296)

Net Cash Used in Financing Activities	(74,546)	(151,648)

Net Increase in Cash and Cash Equivalents	12,585,912	(4,101)
Cash and Cash Equivalents at Beginning of Period	5,004,444	5,598,382

Cash and Cash Equivalents at End of Period	$17,590,356	$5,594,281

Supplemental disclosure of cash flow information:
Income taxes refunded	$79,384	$0

See notes to condensed consolidated financial statements.

CERBCO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Financial Information

The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. (“CERBCO”); its wholly-owned subsidiary, CERBERONICS, Inc. (“CERBERONICS”), a Delaware holding company; and its majority-controlled subsidiary, INEI Corporation (“INEI”), formerly known as Insituform East, Incorporated (together with CERBCO and CERBERONICS, the “Company”). All significant intercompany accounts and transactions have been eliminated.

The Condensed Consolidated Balance Sheet as of March 31, 2004, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2004 and 2003, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2. Loss Per Share

Basic and diluted per share data have been computed based upon the weighted average number of common shares outstanding during each period. For the three months and nine months ended March 31, 2004, weighted average shares of 1,487,956 and 1,484,865, respectively, were used in such computations. Weighted average shares of 1,482,956 were used for the three months and nine months ended March 31, 2003.

3. Discontinued Operations

In September 2003, INEI completed the sale of substantially all of its non-real estate assets and on-going business to Insituform Technologies, Inc. The purchase price of approximately $5.5 million was paid in cash to INEI at the closing, less a 10% escrow. INEI recognized a gain on the sale of approximately $5.0 million.

In December 2003, INEI completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for INEI’s portion of closing costs and an escrow amount of $225,500 pending final clean-up of certain areas of the property.

In May 2003, INEI entered into discussions with several parties indicating an interest in a possible purchase of Try Tek Machine Works, Inc. (“Try Tek”), a wholly-owned subsidiary of INEI, or some or all of its assets. These discussions are continuing. Try Tek’s operations have been significantly curtailed since that time.

As of June 30, 2003, all of INEI’s activities are considered to be discontinued. The operating results of INEI for the three months and nine months ended March 31, 2004 are shown separately in the accompanying Consolidated Statement of Operations as earnings from discontinued operations. The Consolidated Statement of Operations for the three months and nine months ended March 31, 2003 has been restated to also show separately the operating results of INEI as a loss from discontinued operations. Sales revenues of $112,134 and $1,700,949 for the three months ended March 31, 2004 and 2003, respectively, and $2,004,973 and $6,452,940 for the nine months ended March 31, 2004, respectively, are included in the results from discontinued operations and are not shown as sales in the accompanying Consolidated Statements of Operations.

4. Marketable Securities

Marketable securities consist of:

	Mar. 31, 2004
	Amortized Cost	Fair Value
Current:
U.S. Government and agencies	$7,001,862	$7,001,377
Non-current:
U.S. Government	1,022,143	1,058,750

Total marketable securities	$8,024,005	$8,060,127

5. Accounts Receivable

Accounts receivable consist of:

Mar. 31, 2004
Due from customers	$450,750
Miscellaneous	153,524

604,274
Less: Allowance for doubtful accounts	(29,987)

Total accounts receivable	$574,287

6. Equity in INEI Corporation

At March 31, 2004, CERBCO beneficially held 1,414,850 shares of INEI Common Stock, par value $0.04 per share (the “Common Stock”), and 296,141 shares of convertible INEI Class B Common Stock, par value $0.04 per share (the “Class B Common Stock”), representing approximately 34.7% of the Common Stock, 99.5% of the Class B Common Stock, 39.1% of the total equity and 62.1% of the total voting power of all outstanding classes of INEI stock. Holders of INEI Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the INEI Board of Directors after election of not less than 25% of such members by holders of shares of INEI Common Stock, voting separately as a class.

From time to time, INEI issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO’s equity ownership. On December 11, 2003, INEI issued 15,000 shares of Common Stock as the result of an exercise of stock options by a director. If all the options outstanding at March 31, 2004 were exercised, the resulting percentages of CERBCO’s equity ownership and total voting power would be 36.9% and 59.8%, respectively.

From time to time, INEI purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO’s equity ownership. INEI did not purchase any shares during the three months ended March 31, 2004.

While generally accepted accounting principles (GAAP) require the consolidation of INEI book values in the reporting of CERBCO’s consolidated assets, INEI has publicly disclosed that INEI anticipates corporate liquidation and dissolution in due course and that the amount that INEI presently anticipates ultimately to be distributed to stockholders will be between $1.25 and $1.75 per share of INEI Common Stock and INEI Class B Common Stock. Accordingly, if such INEI distribution was ultimately realized at the mid-point of such range ($1.50), the recoverable asset value of the Company’s stockholdings in INEI would be $2,566,487 rather than the $3,128,463 pro rata equity value as currently reflected in the Company’s consolidated financial statements reported under GAAP.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

Mar. 31, 2004
Accounts payable	$621,229
Accrued compensation and other expenses	1,292,786

Total accounts payable	$1,914,015

8. Contingencies

The Company is involved in certain contingencies arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company’s financial position or results of operations.

9. Supplemental Executive Retirement Plan

On September 24, 2003, the CERBCO Board of Directors preliminarily determined by affirmative resolution that, in due course, CERBCO should be orderly liquidated and dissolved. Such determination was made, among other reasons, in light of the September 5, 2003 consummation of the sale of the business, licenses and most operating assets of CERBCO’s sole operating subsidiary, INEI, and such subsidiary’s disclosed intent to orderly liquidate and dissolve in due course. The current change in Company assumption from CERBCO continuing in perpetuity, to an assumption of nearer-term liquidation and dissolution, similarly effects a change in accounting assumptions applicable to the Company’s SERP (a non-qualified retirement plan) for its executive officers. As it is now questionable whether the Company’s executive officers will continue employment to the plan’s assumed normal retirement age of 65, accounting assumptions have been changed to accrue SERP liability on a present value basis for the plan year (i.e., calendar year) containing the reporting period with anticipated, lump-sum, beneficiary payouts in January 2005. Based on such change of accounting assumptions, as of September 30, 2003, the Company readjusted the accrued SERP liability in the amount of $796,072. This amount is included in other expense-net in the accompanying Consolidated Statement of Operations for the nine months ended March 31, 2003. In December 2003, two of the Company’s executive officers filed a claim with the Company indirectly calling into question whether the SERP liability carried on the books of the Company adequately reflects the full extent of the benefits believed by such officers to be due under the plan. Pending final determinations under such claim, no provision for potential additional SERP liability related thereto has been accrued by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

The Company reported a consolidated loss from continuing operations of -$497,396 (-$0.33 per share), a consolidated loss from discontinued operations of -$526,453 (-$0.36 per share) and a consolidated net loss of -$1,023,849 (-$0.69 per share) for the third quarter of fiscal year 2004 ended March 31, 2004. For the first nine months of fiscal year 2004, the Company reported a consolidated loss from continuing operations of -$1,307,895 (-$0.88 per share), consolidated earnings from discontinued operations of $749,744 ($0.50 per share) and a consolidated net loss of -$558,151 ($0.38 per share). Sales of approximately $112,000 and $1.7 million recognized by INEI Corporation (“INEI”), the Company’s majority-controlled and, prior to September 5, 2003, only operating segment, for the three months and nine months ended March 31, 2004, respectively, are included in the (loss) earnings from discontinued operations.

The Company attributed its unfavorable results for the first nine months of fiscal year 2004 primarily to increased supplemental retirement plan (“SERP”) costs recognized in the second quarter and to increases in legal and consulting fees incurred in connection with the potential dissolution of the Company. These results were offset to some extent by the results of the discontinued operations of INEI. INEI recognized net earnings of $1,915,720 for the nine months, primarily due to a $5.0 million gain on the sale of substantially all of its business under an Asset Sale closed on September 5, 2003 for $5.5 million. For this current nine-month period, INEI contributed earnings from discontinued operations of $749,744 (39.1%) to the Company.

Until the Asset Sale, INEI and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines primarily using cured-in-place pipe (“CIPP”) rehabilitation processes. INEI and, consequently, the Company, has not had any ongoing operations subsequent to the Asset Sale, other than those of Try Tek Machine Works, Inc. (“Try Tek”), a wholly-owned subsidiary of INEI. Try Tek’s operations have been significantly curtailed since May 2003.

In parallel with the Asset Sale, the INEI Board of Directors has continued to undertake certain additional transactions designed to maximize INEI stockholder value, including the sale of other excess equipment not included in the Asset Sale and, in December 2003, the sale of all of INEI’s real property in Landover, MD. INEI currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of INEI’s liabilities, including personnel termination and related costs, sale transaction expenses and other final liquidation costs.

INEI held as of March 31, 2004:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $30,000, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using CIPP processes;

•	cash and cash equivalents in the approximate amount of $9.0 million, substantially all of which represents residual net proceeds from the sales of INEI’s property, equipment and other assets;

•	residual inventory and equipment not part of the Asset Sale with an approximate book value of $170,000; and

•	accounts receivable in the approximate amount of $500,000.

On September 24, 2003, the INEI Board of Directors concluded that dissolution of INEI, liquidation and distribution of its assets would be in the best interest of INEI and its stockholders. The INEI Board preliminarily adopted a plan of dissolution and liquidation and intends to submit a definitive plan and a final form of proposed dissolution to a vote of stockholders at the next annual meeting, currently scheduled to be held June 30, 2004.

Likewise, on September 24, 2003, the Company’s Board of Directors also concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Company’s Board also preliminarily adopted a plan of dissolution and liquidation and intends to submit a definitive plan and a final form of proposed dissolution to a vote of its stockholders at the Company’s next annual meeting, previously anticipated to be held during the quarter ending June 30, 2004. However, because final resolution of a pending claim concerning the appropriate SERP liability of the Company is deemed necessary for adequate proxy statement disclosure attendant to any meeting of stockholders in which a vote would be held concerning corporate dissolution, the Company presently believes such annual meeting of stockholders is more realistically targeted to be held by calendar 2004 year end rather than by June 30, 2004. Discussions with and deliberations by a Special Committee of the Board of Directors reviewing the pending SERP claim are continuing.

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

Results of Operations

The results from continuing operations are the results of the parent company, CERBCO. CERBCO’s interests in INEI’s discontinued operations are shown as (loss) earnings from discontinued operations – net of non-owned interests and income taxes.

Three Months Ended 03/31/04 Compared with Three Months Ended 03/31/03

CERBCO’s general and administrative expenses increased approximately 8% in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003, primarily due to increases in legal and consulting fees incurred in connection with the potential dissolution of the Company.

Investment income decreased approximately 70%, primarily as a result of a decrease in interest received. INEI repaid in full an intercompany loan of $3 million from the parent company on September 5, 2003. Other (expense) income-net decreased from a gain of $8,271 in the third quarter of fiscal year 2003 to a loss of $1,224 in the third quarter of fiscal year 2004. The loss in the current period was the result of slight losses in the cash surrender values of insurance policies funding the Company’s supplemental retirement plan (SERP). The gain in the comparative period was the result of gains in the SERP policies during the period.

The loss from goodwill impairment of -$1,485,660 in the third quarter of fiscal year 2003 resulted from a write-off of the Company’s remaining goodwill in its investment in INEI at March 31, 2003.

The loss from discontinued operations-net increased from a loss of -$377,728 in the third quarter of fiscal year 2003 to a loss of -$526,453 in the third quarter of fiscal year 2004 primarily due to the incurrence by INEI of legal and consulting fees, severance and other compensation expenses and continuing expenses associated with both the liquidation of residual non-cash assets and the orderly closeout of remaining liabilities of INEI. The parent company’s interest in the results of INEI’s discontinued operations is 39.1%.

Nine Months Ended 03/31/04 Compared with Nine Months Ended 03/31/03

CERBCO’s general and administrative expenses increased approximately 15% in the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003, primarily due to increases in legal and consulting fees incurred in connection with the potential dissolution of the Company.

Investment income decreased approximately 59%, primarily as a result of a decrease in interest received. INEI repaid in full an intercompany loan of $3 million from the parent company on September 5, 2003. Other expense-net increased 324%, primarily due to recognition of an adjustment at September 30, 2003 to the Company’s accrued SERP liability to reflect a change in accounting assumptions to accrue such liability on a present value basis with anticipated lump-sum beneficiary payouts in January 2005. Such expense in fiscal year 2004 was offset to some extent by gains in the cash surrender values of insurance policies funding the company’s SERP. The loss in the comparative period was the result of losses in the SERP policies during the period.

The loss from goodwill impairment of -$1,485,660 in the first nine months of fiscal year 2003 resulted from a write-off of the Company’s remaining goodwill in its investment in INEI at March 31, 2003.

Loss (earnings) from discontinued operations-net increased from a loss of -$725,088 in the first nine months of fiscal year 2003 to earnings of $749,744 in the first nine months of fiscal year 2004, primarily due to the recognition by INEI of a gain of approximately $5.0 million on the sales of its business on September 5, 2003. This gain has been offset by legal and consulting fees, severance and other compensation expenses and continuing expenses associated with both the liquidation of residual non-cash assets and the orderly closeout of remaining liabilities of INEI. The parent company’s interest in the results of INEI’s discontinued operations is 39.1%.

Financial Condition

During the nine months ended March 31, 2004, the Company’s operating activities used $385,868 in cash. The Company’s net loss of -$558,151 was offset by the net effect of (i) items that did not affect the Company’s operating cash, including an $895,000 decrease in deferred tax assets, $1,165,976 in earnings attributable to non-owned interests, a $6,027,759 gain on the sale of assets and a $1,176,852 increase in the Company’s accrued SERP liability, and (ii) changes in items that did affect the Company’s cash, including a $2,299,801 decrease in accounts receivable, as customer accounts were collected as a result of the winding down of the Company’s operations during the period.

The Company’s investing activities provided $13,046,326 during the nine months ended March 31, 2004, primarily due to the sale of INEI’s assets on September 5, 2003. The Company used $74,546 in its financing activities primarily due to the payment of dividends by the parent company, CERBCO.

The Company’s liquidity remained strong with working capital of approximately $23.5 million and a current ratio of 13 to 1 at March 31, 2004. The Company has cash and temporary investments in marketable securities of approximately $25.6 million which it believes is more than adequate to meet its cash flow requirements in the foreseeable future.

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements such as these involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or other subjects of such statements, to differ materially from the Company’s expectations regarding such matters expressed or implied by such forward-looking statements. These risks include the risk that the Company may incur additional liabilities and that the amount required for the settlement of the Company’s liabilities could be higher than expected which could substantially reduce or eliminate the amount available for distribution to the Company’s stockholders. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in its forward-looking statements contained herein are reasonable, it cannot guarantee future events or results. Except as may be required under federal law, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Item 3. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Corporate Executive Committee (“CEC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

Disclosure controls and procedures generally are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing, implementing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, management believes that the Company’s disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	INEI Corporation Retention Incentive Agreement – George Wm. Erikson

10.2	INEI Corporation Retention Incentive Agreement – Robert W. Erikson

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months and nine months ended March 31, 2004; Balance Sheet Information; and Consolidating Elimination Entries as of March 31, 2004

(b) Reports on Form 8-K:

The Company filed two reports on Form 8-K during the quarter ended March 31, 2004.

The first report, dated January 15, 2004, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated January 15, 2004 announcing that the Company’s subsidiary, INEI Corporation, had completed the sale of its real property in Landover, MD.

The second report, dated February 17, 2004, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated February 17, 2004 announcing the Company’s financial results for the three months ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2004

CERBCO, Inc.
(Registrant)

/s/ ROBERT W. ERIKSON
Robert W. Erikson
President

/s/ ROBERT F. HARTMAN
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)

CERBCO, Inc.

3421 Pennsy Drive • Landover • Maryland 20785

Tel: 301.773.1784

Fax: 301.322.3041