Form 10KSB
period 2004-06-30
CERBCO INC
filed 2004-10-05
CIK 826821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-16749

CERBCO, Inc.

(Name of small business issuer in its charter)

Delaware	54-1448835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1419 Forest Drive, Suite 209, Annapolis, Maryland	21403
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone and fax numbers, including area code:

443-482-3374 (tel)

Securities registered pursuant to Section 12(b) of the Exchange Act:	None
Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, par value $.10 per share Class B Common Stock, par value $.10 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The registrant’s revenues for the fiscal year ended June 30, 2004 (included in discontinued operations) were $2,167,493.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 7, 2004, was $10,837,120.

As of September 7, 2004, the following number of shares of each of the issuer’s classes of common stock was outstanding:

Common Stock	1,197,867
Class B Common Stock	290,089

Total	1,487,956

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

Item 1. Description of Business

BUSINESS DEVELOPMENTS

CERBCO, Inc. (“CERBCO”, the “Company”, “Issuer” or “Registrant”) [OTC:CERB] is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, Inc. (“CERBERONICS”), in INEI Corporation [OTC:INEY].

CERBCO was incorporated on December 23, 1987 in the State of Delaware. The Company was formed for the purpose of implementing a Plan of Reorganization and Merger (the “Plan”), whereby its then publicly-traded predecessor, CERBERONICS, became a wholly-owned subsidiary of CERBCO.

CERBERONICS, which had been providing engineering, analytical and technical support services to the United States Government, discontinued operations in 1991 but continues as a Delaware holding company subsidiary.

Historically, substantially all of CERBCO’s operations were attributable to Insituform East, Incorporated (“Insituform East”), known as INEI Corporation (“INEI”) since September 5, 2003. Insituform East primarily rehabilitated and repaired underground sewers and other pipelines, which business constituted the Company’s only industry segment. Historical references to Insituform East in this Report should be read as referring to INEI.

On June 18, 2003, Insituform East entered into an Asset Purchase Agreement (the “Agreement”) with Insituform Technologies, Inc. (“ITI”), providing for the sale to ITI of substantially all of Insituform East’s non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The Agreement also required Insituform East to change its name to INEI Corporation, effective with the closing. The closing of the sale to ITI occurred on September 5, 2003.

The Agreement provided, among other things, for the purchase by ITI of (i) certain of INEI’s operating vehicles, equipment and inventories, (ii) all of INEI’s ongoing contracts other than those of Try Tek Machine Works, Inc. (“Try Tek”), a wholly-owned subsidiary of INEI, and (iii) INEI’s sublicenses.

On December 23, 2003, INEI completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., a subsidiary of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for INEI’s portion of closing costs and an escrow of $225,000 pending final clean-up of certain areas of the property.

INEI’s stockholders approved a plan of dissolution and liquidation at INEI’s annual meeting of stockholders on June 30, 2004 and INEI was dissolved as of June 30, 2004. INEI’s directors and officers are implementing the plan of dissolution and liquidation.

On September 24, 2003, CERBCO’s Board of Directors also concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Company’s Board also preliminarily adopted a plan of dissolution and liquidation and intends to submit a definitive plan and a final form of proposed dissolution to a vote of its stockholders. Although the Company has not yet resolved a pending claim by two of the Company’s executives concerning the appropriate SERP or other retirement liability of the Company, the Board of Directors of the Company, at a meeting on September 28, 2004, called an annual meeting of stockholders to be held February 16, 2005. It is expected that the proposed plan of dissolution and liquidation will be submitted to the Company’s stockholders at that meeting. Discussions with and deliberations by a Special Committee of the Board of Directors reviewing the pending SERP claim are continuing.

As of May 24, 2004, the principal office and corporate headquarters of the Company are located at 1419 Forest Drive, Annapolis, Maryland 21403. The Company’s telephone number is (443) 482-3374 and its fax number is (410) 263-2960.

EMPLOYEES

At June 30, 2004, the Company employed five full-time employees.

Item 2. Description of Property

Until December 23, 2003, the Company’s subsidiary, INEI, owned four buildings totaling 76,700 square feet situated on a 15.45 acre site in the Ardwick Industrial Park, Landover, Maryland. This facility housed the maintenance, operations, marketing, administration and executive offices of the Company. Until September 5, 2003, the Company also leased a 5,460 square foot facility in Cincinnati, Ohio to serve customers in the western region of its licensed territory.

INEI’s subsidiary, Try Tek, owns 13,885 square feet of land in Hanover, Pennsylvania. Try Tek’s manufacturing, administration and storage facilities are housed in three buildings totaling 6,139 square feet at this site.

On December 23, 2003, the Company’s subsidiary, INEI, completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD.

As of May 24, 2004, the Company occupies office space leased by its subsidiary, INEI, in Annapolis, Maryland for its principal office and corporate headquarters.

Item 3. Legal Proceedings

On September 14, 2004, Gary Rothrock, a stockholder of CERBCO, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, pursuant to 8 Del. C. §211(c), requesting that the court issue an order scheduling a 2004 meeting of stockholders of CERBCO and the election of directors of CERBCO. Under that section of the Delaware General Corporation Law, the Chancery Court may summarily order a meeting to be held upon application of a stockholder or a director if there has been a failure to hold the annual meeting or to take action by written consent in lieu of an annual meeting for a period of 30 days after the date designated for the annual meeting, or if no date has been designated, for a period of thirteen months after the last annual meeting. The last annual meeting of stockholders and election of directors of CERBCO was held on December 12, 2002. CERBCO expects a hearing to be held in this proceeding on October 15, 2004. As described elsewhere in this annual report on Form 10-KSB, CERBCO’s board of directors, at a meeting on September 28, 2004, called an annual meeting to be held on February 16, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

CERBCO’s Common Stock is traded in the over-the-counter market and is quoted under the trading symbol CERB on the National Association of Securities Dealers OTC Bulletin Board® and the “pink sheets”.

The following table shows the high and low bid quotations for the period indicated as reported by Commodity Systems, Inc.:

	Common Stock
Fiscal Year Ended June 30, 2004	High	Low
1st Quarter	$8.75	$7.75
2nd Quarter	$10.28	$8.75
3rd Quarter	$10.50	$9.20
4th Quarter	$10.05	$9.05

Fiscal Year Ended June 30, 2003	High	Low
1st Quarter	$3.65	$2.55
2nd Quarter	$3.10	$2.51
3rd Quarter	$3.50	$2.75
4th Quarter	$7.80	$2.87

The quotations in the above table represent prices between dealers, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

There is no public trading market for shares of CERBCO’s Class B Common Stock. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

As of September 7, 2004, the approximate number of stockholders of record of each class of common equity of CERBCO was as follows:

Common Stock	165
Class B Common Stock	7

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

On June 15, 2004, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 2004 to its stockholders of record as of the close of business on June 30, 2004. On June 30, 2003, the Company declared a regular cash dividend of ten cents per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 31, 2003 to its stockholders of record as of the close of business on July 15, 2003. The declaration of any future dividends will be determined by the Board of Directors based upon conditions then existing, including the Company’s operating results, financial condition, capital requirements and other factors.

The following table reflects, as of June 30, 2004, information concerning all equity compensation plans approved by the Company’s stockholders. The Company has no equity compensation plans that have not been approved by the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	80,000	$3.9548	105,000
Equity Compensation Plans Not Approved by Security Holders	0	$0.0000	0

Total	80,000		105,000

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

The Company reported a consolidated loss from continuing operations of -$1,385,059 (-$0.93 per share) and a consolidated net loss of -$1,197,291 (-$0.81 per share) for the fiscal year ended June 30, 2004. In the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$2,047,528 (-$1.38 per share) and a consolidated net loss of -$2,721,806 (-$1.84 per share). Sales of approximately $2.2 million and $8.9 million were recognized by INEI Corporation, the Company’s majority-controlled and, prior to the sale of substantially all of INEI’s assets on September 5, 2003 ( the “Asset Sale”), only-operating segment, for the fiscal years ended June 30, 2004 and 2003, respectively, and are included in earnings (loss) from discontinued operations.

The Company attributed its unfavorable results for fiscal year 2004 primarily to increased supplemental retirement plan costs recognized in the second quarter and to increases in legal and consulting fees incurred in connection with the potential dissolution of the Company. These results were offset to some extent by the results of the discontinued operations of INEI. INEI recognized net earnings of $2,217,699 for the fiscal year, primarily due to a $5.0 million gain on the sale of substantially all of its business under an Asset Sale closed on September 5, 2003 for $5.5 million. For this fiscal year, INEI contributed earnings from discontinued operations of $187,768 to the Company.

Until the Asset Sale, INEI and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines primarily using cured-in-place pipe (“CIPP”) rehabilitation processes. INEI and, consequently, the Company, have not had any ongoing operations subsequent to the Asset Sale, other than those of Try Tek Machine Works, Inc. (“Try Tek”), a wholly-owned subsidiary of INEI. Try Tek’s operations have been significantly curtailed since May 2003.

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

INEI held as of June 30, 2004:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $30,000, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using CIPP processes;

•	cash and cash equivalents in the approximate amount of $8.7 million, substantially all of which represents residual net proceeds from the sales of INEI’s property, equipment and other assets;

•	residual inventory and equipment not part of the Asset Sale in the approximate amount of $145,000; and

•	accounts receivable in the approximate amount of $355,000.

On September 24, 2003, the INEI Board of Directors concluded that dissolution of INEI, liquidation and distribution of its assets would be in the best interest of INEI and its stockholders. The INEI Board preliminarily adopted a plan of dissolution and liquidation and submitted a definitive plan and a final form of proposed dissolution to a vote of stockholders at INEI’s annual meeting on June 30, 2004. At that meeting, INEI’s stockholders voted to approve the plan and, accordingly, INEI was dissolved as of 11:30 a.m. on June 30, 2004. INEI is proceeding with its liquidation in accordance with the plan.

On September 24, 2003, the Company’s Board of Directors concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Company’s Board also preliminarily adopted a plan of dissolution and liquidation and intends to submit a definitive plan and a final form of proposed dissolution to a vote of its stockholders. Although the Company has not yet resolved a pending claim by two of the Company’s executives concerning the appropriate SERP or other retirement liability of the Company, the Board of Directors of the Company, at a meeting on September 28, 2004, called an annual meeting of stockholders to be held February 16, 2005. It is expected that the proposed plan of dissolution and liquidation will be submitted to the Company’s stockholders at that meeting. Discussions with and deliberations by a Special Committee of the Board of Directors reviewing the pending SERP claim are continuing.

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

Results of Operations

The results from continuing operations are the results of the parent company, CERBCO. CERBCO’s interests in INEI’s discontinued operations are shown as earnings (loss) from discontinued operations.

CERBCO’s general and administrative expenses increased approximately 94% in fiscal year 2004 as compared to fiscal year 2003, primarily due to recognition of an adjustment at September 30, 2003 to the Company’s accrued SERP liability to reflect a change in accounting assumptions to accrue such liability on a present value basis with anticipated lump-sum beneficiary payouts in January 2005, as well as increases in legal and consulting fees incurred in connection with the potential dissolution of the Company.

Investment income decreased approximately 50%, primarily as a result of a decrease in interest rates paid on investments. Other expense-net increased 207%, primarily due to gains in the cash surrender values of insurance policies funding the Company’s SERP in 2004.

The loss from goodwill impairment of -$1,485,660 in fiscal year 2003 resulted from a write-off of the Company’s remaining goodwill in its investment in INEI at March 31, 2003.

The results from discontinued operations-net increased from a loss of -$674,278 in fiscal year 2003 to earnings of $187,768 in fiscal year 2004. The amount reflected as Earnings from Discontinued Operations for the fiscal year ended June 30, 2004 reflects the Company’s share (39.1%) of INEI’s pretax earnings of $3,112,699 and provision of $895,000 for income taxes, and a provision of $680,160 to reduce INEI’s net assets to the lower of cost or fair value less cost to sell. The Loss from Discontinued Operations for the fiscal year ended June 30, 2003 reflects the Company’s share (39.3%) of INEI’s pretax loss of -$2,611,979 and benefit for income taxes of $895,000.

Liquidity and Capital Resources

During the fiscal year ended June 30, 2004, the Company’s operating activities provided approximately $2.8 million in cash primarily due to the repayment by INEI of the outstanding balance of $3,000,000 on its revolving line of credit with the Company. During the fiscal year ended June 30, 2003, the Company’s operating activities used approximately $20,000. The Company’s net loss of -$2,721,806 was offset by several items that did not affect the Company’s operating cash, including the net loss from discontinued operations of $674,278 and a $1,485,660 loss from goodwill impairment.

The Company’s investing activities used $293,081 and $454,437 in cash in fiscal year 2004 and 2003, respectively, primarily due to an increase in the cash surrender values of SERP life insurance policies in 2004 and 2003, and purchases of additional marketable securities in 2003.

The Company used $97,046 and $148,296, respectively, during fiscal years 2004 and 2003 in its financing activities. These activities consisted of the payment of dividends in each of the two years which, in 2004, was offset to some extent by the proceeds from the exercise of stock options by one of the Company’s executives.

The Company’s liquidity remained strong with working capital of approximately $16.4 million and a current ratio of 85 to 1 at June 30, 2004. The Company has cash and temporary investments in marketable securities of approximately $16.5 million which it believes is more than adequate to meet its cash flow requirements in the foreseeable future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, the ability of the Company to resolve issues relating to the SERP dispute and achieve approval of a plan of liquidation and distribution, and, assuming a plan of distribution and liquidation can be adopted, approved and implemented, an unforeseen claim against the Company, a decline in value of the Company’s assets, or an unexpected increase in expenses during liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CERBCO, Inc.

Annapolis, Maryland

We have audited the accompanying consolidated balance sheet of CERBCO, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CERBCO, Inc. and subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Aronson & Company

ARONSON & COMPANY
Rockville, Maryland
August 12, 2004

CERBCO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2003
Sales	$0	$0

Costs and Expenses:
Selling, general and administrative expenses	1,788,614	923,685

Total Costs and Expenses	1,788,614	923,685

Operating Loss	(1,788,614)	(923,685)

Investment Income	199,832	400,442
Other Income – Net	203,723	66,375

Loss Before Income Taxes	(1,385,059)	(456,868)

Provision for Income Taxes	0	105,000

Loss from Continuing Operations before Loss from Goodwill Impairment	(1,385,059)	(561,868)

Loss from Goodwill Impairment	0	(1,485,660)

Loss from Continuing Operations	(1,385,059)	(2,047,528)

Earnings (Loss) from Discontinued Operations – Net of Non-Owned Interests and Income Taxes	187,768	(674,278)

Net Loss	$(1,197,291)	$(2,721,806)

Basic and Diluted Loss per Share:
Loss from continuing operations	$(0.93)	$(1.38)
Earnings (loss) from discontinued operations	0.12	(0.46)

Net loss per share	$(0.81)	$(1.84)

See notes to consolidated financial statements.

CERBCO, Inc.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$7,001,946
Marketable securities	9,515,871
Accounts receivable - net	47,320
Prepaid expenses and other	74,109

Total Current Assets	16,639,246

Property, Plant and Equipment, less accumulated depreciation	5,089

Other Assets:
Cash surrender value of SERP life insurance	2,010,532
Deposits and other	44,489
Total assets of discontinued operations	9,567,530

Total Other Assets	11,622,551

Total Assets	$28,266,886

See notes to consolidated financial statements.

CERBCO, Inc.

CONSOLIDATED BALANCE SHEET (CONTINUED)

JUNE 30, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$195,156

Total Current Liabilities	195,156

Other Liabilities:
Accrued SERP liability	3,050,334
Total liabilities of discontinued operations	1,983,299

Total Liabilities	5,228,789

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries	5,049,073

Stockholders’ Equity:
Common stock, $.10 par value Authorized: 3,500,000 shares Issued and outstanding: 1,197,492 shares	119,749
Class B Common stock (convertible), $.10 par value Authorized: 700,000 shares Issued and outstanding: 290,464 shares	29,046
Additional paid-in capital	7,578,028
Retained earnings	10,262,201

Total Stockholders’ Equity	17,989,024

Total Liabilities and Stockholders’ Equity	$28,266,886

See notes to consolidated financial statements.

CERBCO, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2004 and 2003

	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE – JULY 1, 2002	1,189,538	$118,953	293,418	$29,342	$7,527,278	$14,477,744	$22,153,317

Net loss	0	0	0	0	0	(2,721,806)	(2,721,806)
Dividends declared	0	0	0	0	0	(148,296)	(148,296)
Conversion of Class B Stock into Common Stock	1,000	100	(1,000)	(100)	0	0	0

BALANCE – JUNE 30, 2003	1,190,538	119,053	292,418	29,242	7,527,278	11,607,642	19,283,215

Net loss	0	0	0	0	0	(1,197,291)	(1,197,291)
Dividends declared	0	0	0	0	0	(148,796)	(148,796)
Exercise of stock options	5,000	500	0	0	50,750	0	51,250
Change in ownership interest in subsidiary	0	0	0	0	0	646	646
Conversion of Class B Stock into Common Stock	1,954	196	(1,954)	(196)	0	0	0

BALANCE – JUNE 30, 2004	1,197,492	$119,749	290,464	$29,046	$7,578,028	$10,262,201	$17,989,024

See notes to consolidated financial statements.

CERBCO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,197,291)	$(2,721,806)
Adjustments to reconcile net loss to net cash:
Net (earnings) loss from discontinued operations	(187,768)	674,278
Depreciation and amortization	1,278	1,496
Loss from goodwill impairment	0	1,485,660
Increase in SERP liability	1,105,092	309,057
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,348)	112,868
Decrease in other current assets	69,688	184,885
Decrease in accounts payable and accrued expenses	(38,277)	(50,035)

Net Cash Flows Used in Continuing Operations	(257,626)	(3,597)
Net Cash Flows From (Used in) Discontinued Operations	3,057,544	(15,955)

Net Cash From (Used in) Operating Activities	2,799,918	(19,552)

Cash Flows from Investing Activities:
Capital expenditures	0	(2,181)
Change in marketable securities – net	(16,664)	(236,468)
Increase in cash surrender value of SERP life insurance	(276,417)	(215,788)

Net Cash Used In Investing Activities	(293,081)	(454,437)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	51,250	0
Dividends paid	(148,296)	(148,296)

Net Cash Used in Financing Activities	(97,046)	(148,296)

Net Increase (Decrease) in Cash and Cash Equivalents	2,409,791	(622,285)
Cash and Cash Equivalents at Beginning of Year	4,592,155	5,214,440

Cash and Cash Equivalents at End of Year	$7,001,946	$4,592,155

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0
Income taxes paid	$0	$0

Total Net Cash Flows from Discontinued Operations	$8,249,107	$28,347

See notes to consolidated financial statements.

CERBCO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of CERBCO, Inc. (“CERBCO”), its wholly-owned subsidiary, CERBERONICS, Inc. (“CERBERONICS”), a Delaware holding Company, and its majority-controlled subsidiary, INEI Corporation (“INEI”), formerly known as Insituform East, Incorporated (together, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Business Operations

CERBCO is a parent holding company with a controlling interest, through CERBERONICS, in INEI, its one, now-discontinued, operating subsidiary. Until September 5, 2003, INEI and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines using cured-in-place pipe (“CIPP”) rehabilitation processes to produce a shape-conforming “pipe-within-a-pipe.” From 1978 to September 2003, INEI, then known as Insituform East, Incorporated (“Insituform East”), performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform® process under territorially exclusive sublicense agreements as explained in Note 8. Utilizing other trenchless CIPP processes, Insituform East’s wholly-owned subsidiary, Midsouth Partners, operated from July 20, 1999 to April 2002 substantially without geographic restriction, after which the partnership was essentially inactive. In June 2003, Insituform East entered into an Asset Purchase Agreement providing for the sale of substantially all of its non-real estate assets and on-going business as explained in Note 2. The Agreement also required Insituform East to change its name to INEI Corporation, effective with the closing. The closing of the sale occurred on September 5, 2003.

On September 24, 2003, the Company’s Board of Directors concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Company’s Board also preliminarily adopted a plan of dissolution and liquidation and intends to submit a definitive plan and a final form of proposed dissolution to a vote of its stockholders. Although the Company has not yet resolved a pending claim by two of the Company’s executives concerning the appropriate SERP or other retirement liability of the Company, it is expected that the proposed plan of dissolution and liquidation will be submitted to the Company’s stockholders at its next annual meeting. Discussions with and deliberations by a Special Committee of the Board of Directors reviewing the pending SERP claim are continuing.

Revenue Recognition

The Company recognized revenue under contracts to rehabilitate pipeline sections using the units of completion method. Installation of CIPP products was generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer when completed. In most cases, contracts consisting of individual line sections had durations of less than one year.

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

Marketable Securities

Marketable securities include all investments purchased with a maturity greater than three months and are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of the securities at the time of purchase. All of the Company’s marketable securities are debt securities and the Company has the intent and ability to hold these securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation has been provided in the financial statements using the straight-line or declining balance methods at rates which are based upon reasonable estimates of the properties’ useful lives. These lives range from three to ten years for vehicles, equipment and furniture, and twenty to forty years for buildings. Leasehold improvements are amortized using the straight-line method over the life of the lease.

Goodwill

Prior to July 1, 2002, the excess of cost over the fair value of the INEI net tangible assets (“goodwill”) acquired in 1985 was amortized using the straight-line method over forty years. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles, changed the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 was effective for the Company as of July 1, 2002 with respect to its investment in INEI. Under the new rules, the goodwill recorded as part of that investment was no longer amortized but was to be reviewed for impairment on an annual basis, or between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of the investment below its carrying amount.

On March 31, 2003, the Company believed that continuing losses incurred, and further losses anticipated, by INEI were an indication of a significant non-temporary adverse change in that subsidiary’s business such that the Company’s carrying amount of its investment in INEI, including goodwill, had been impaired. Based on an assessment of the fair value of INEI at March 31, 2003, a goodwill impairment of $1,485,660 was recognized during the period ended March 31, 2003. The Company’s assessment of fair value at March 31, 2003 and for subsequent periods was liquidation value which approximates book value.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and totaled approximately $1,000 and $5,000 in fiscal years 2004 and 2003, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These temporary differences include net operating loss carryforwards, depreciation, SERP expenses and compensated absences. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effect of changes in the tax rates is recognized in the period in which the rate change occurs.

INEI files separate federal and state tax returns. Its provision is included in the earnings from discontinued operations.

Fair Value of Financial Instruments

The fair market value of the Company’s financial instruments included in the consolidated financial statements approximates their carrying value.

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

Stock-Based Compensation

At June 30, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock–Based Compensation, to stock-based employee compensation.

(in thousands, except loss per share)	2004	2003
Net Loss, as reported	$(1,197,291)	$(2,722)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	0	(31)

Pro Forma Net Loss	$(1,197,291)	$(2,753)

Basic and diluted loss per share:
As reported	$(0.81)	$(1.84)
Pro forma	$(0.81)	$(1.86)

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have an impact on the Company’s financial statements.

2.	Discontinued Operations

In June 2003, INEI entered into an Asset Purchase Agreement (the “Agreement”) with Insituform Technologies, Inc. (“ITI”) providing for the sale to ITI of substantially all of INEI’s non-real estate assets and on-going business (the “Asset Sale”). The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing occurred on September 5, 2003.

The Agreement provided, among other things, for the purchase by ITI of (i) certain of INEI’s operating vehicles, equipment and inventories, (ii) all of INEI’s on-going contracts (other than those of Try Tek) and (iii) INEI’s sublicenses and other intellectual property, including its supply agreements.

In May 2003, INEI entered into discussions with several parties indicating an interest in a possible purchase of Try Tek or some or all of its assets. These discussions are continuing. Try Tek’s operations have been significantly curtailed since that time.

Under the terms of the Agreement, INEI agreed that, after the closing of the Asset Sale, it would, among other things, consider in good faith the dissolution of INEI. Accordingly, as of June 30, 2003, all of INEI’s activities are considered to be discontinued.

INEI’s stockholders approved a plan of dissolution and liquidation at INEI’s annual meeting of stockholders on June 30, 2004 and INEI was dissolved as of June 30, 2004. INEI’s directors and officers are implementing the plan of dissolution and liquidation.

The operating results of INEI for the fiscal years ended June 30, 2004 and 2003 are shown separately in the accompanying Consolidated Statement of Operations as earnings (loss) from discontinued operations. Sales revenues of $2,167,493 and $8,880,602 for the fiscal years ended June 30, 2004 and 2003, respectively, are included in the earnings (loss) from discontinued operations and are not shown as sales in the accompanying Consolidated Statements of Operations. The amount reflected as Earnings from Discontinued Operations for the fiscal year ended June 30, 2004 reflects the Company’s share (39.1%) of INEI’s pretax earnings of $3,112,699 and provision of $895,000 for income taxes, and a provision of $680,160 to reduce INEI’s net assets to the lower of cost or fair value less cost to sell. The Loss from Discontinued Operations for the fiscal year ended June 30, 2003 reflects the Company’s share (39.3%) of INEI’s pretax loss of -$2,611,979 and benefit for income taxes of $895,000.

At June 30, 2004, the assets and liabilities of discontinued operations were as follows:

Discontinued Assets:
Cash and cash equivalents	$7,886,396
Cash in escrow	775,000
Accounts receivable:
Due from customers, net of an allowance for doubtful accounts of $7,695	322,536
Other	672
Inventories	114,296
Cash surrender value of life insurance	319,741
Prepaid expenses and other	88,993
Property, plant and equipment:
Land and improvements	5,000
Buildings and improvements	101,625
Vehicles and production equipment	258,865
Small tools and machine shop equipment	9,924
Office furniture and equipment	201,028
Accumulated depreciation	(516,546)

Total assets of discontinued operations	$9,567,530

Discontinued Liabilities:
Accounts payable	$334,788
Accrued compensation and other expenses	1,302,290
Accrued SERP liability	346,221

Total liabilities of discontinued operations	$1,983,299

3.	Marketable Securities

At June 30, 2004, the Company held investments in marketable debt securities which were classified as held-to-maturity. All such securities have a maturity date within one year and are classified as Marketable Securities as a part of Current Assets. All securities are stated at amortized cost.

Marketable securities consist of:

	June 30, 2004
	Amortized Cost	Fair Value
U.S. Government and agencies	$9,515,871	$9,510,531

4.	Accounts Receivable

Accounts receivable consist of:

June 30, 2004
Interest receivable	$46,370
Miscellaneous	950

Total accounts receivable	$47,320

5.	Property, Plant and Equipment

The Company’s property, plant and equipment consist of office furniture and equipment, at a cost of $40,726 less accumulated depreciation of $35,637.

6.	Equity in INEI

At June 30, 2004, CERBCO beneficially held 1,414,850 shares of INEI Common Stock and 296,141 shares of convertible INEI Class B Common Stock representing approximately 34.7% of the Common Stock, 99.5% of the Class B Common Stock, 39.1% of the total equity and 62.1% of the total voting power of all outstanding classes of INEI stock. At June 30, 2003, CERBCO beneficially held 1,414,850 shares of INEI Common Stock and 296,141 shares of convertible INEI Class B Common Stock representing approximately 34.8% of the Common Stock, 99.5% of the Class B Common Stock, 39.3% of the total equity and 62.2% of the total voting power of all outstanding classes of INEI stock. Each share of INEI Common Stock is entitled to one vote, and each share of INEI Class B Common Stock is entitled to ten votes, except with respect to the election of directors and any other matter requiring the vote of Common Stock or Class B Common Stock separately as a class. The holders of Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25% of the authorized number of members of the INEI Board of Directors and, if such 25% is not a whole number, then the holders of Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of such membership. The holders of Class B Common Stock, also voting as a separate class, are entitled to elect the remaining directors. Shares of Class B Common Stock are convertible at any time into shares of Common Stock on a share-for-share basis.

INEI maintains an intercompany line of credit facility with CERBCO in the amount of $4,000,000. This facility is available for an indefinite period but does not obligate CERBCO to provide funding to INEI. Loans against this facility are due on demand.

Non-owned interests in INEI were equal to 60.9% and 60.7% of the total equity of INEI at June 30, 2004 and 2003. Non-owned interests in the earnings (loss) of INEI for the fiscal years ended June 30, 2004 and 2003 were recorded by CERBCO by applying the above percentages to INEI’s consolidated results for the respective fiscal years.

From time to time, INEI issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO’s equity ownership percentage. INEI issued 15,000 shares of its Common Stock in 2004 pursuant to the exercise of stock options. No additional shares were issued in 2003. If all the remaining options outstanding at June 30, 2004 were exercised, the resulting percentages of CERBCO’s equity ownership and total voting power would be 36.9% and 59.8%, respectively.

From time to time, INEI purchases shares of stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO’s equity ownership. No shares were purchased in 2004 or 2003.

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

June 30, 2004
Accounts payable and other accrued expenses	$46,370
Dividends payable	148,796

Total accounts payable and accrued liabilities	$195,156

8.	Commitments and Contingencies

Retention Incentive Agreements

In April 2004, INEI entered into Retention Incentive Agreements (the “Agreements”) with two of INEI’s executive officers in order that they remain in INEI’s employ to complete the orderly dissolution and winding up of INEI. The Agreements have an effective date of January 1, 2004 and will continue for three years after dissolution of INEI or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution. The Agreements call for severance payments and “stay” bonuses in the amounts of $338,000 and $105,000, respectively, to each of the two executives. INEI has accrued $338,000 in connection with these Agreements as of June 30, 2004.

Leases

The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $108,000 and $85,000 for the years ended June 30, 2004 and 2003, respectively. The Company has committed to make minimum lease payments of approximately $14,000 on noncancelable operating leases during the year ending June 30, 2005.

License Agreements

Until September 5, 2003, INEI held six sublicense agreements with ITI which granted INEI the right to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, and three counties of Kentucky. The agreements were for the life of the patents or the patent rights unless sooner terminated by a specified action of either party. The agreements specified that a royalty equal to 8% of the gross contract price of all contracts performed utilizing the process, less certain fees, be paid to ITI.

Until September 5, 2003, INEI held a license agreement for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe® process and trademark. INEI committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

The agreements obligated INEI to pay minimum annual royalties during the terms of the agreements unless waived upon approval of INEI’s marketing and sales plans for licensed processes by ITI. No minimum annual royalties were incurred by INEI during the year ended June 30, 2004. During the year ended June 30, 2003, INEI incurred approximately $709,000 in royalty expense, including approximately $256,000 in minimum annual royalties not waived by ITI.

Under the terms of the Asset Purchase Agreement closed on September 5, 2003, ITI purchased all licenses and sublicenses held by the Company, including all Insituform and NuPipe licenses, sublicenses and rights to use or operate under Insituform or NuPipe patents or trademarks, and intangible or intellectual property rights, including know-how, relating thereto or to the business. Under the terms of a side letter agreement dated June 18, 2003 between INEI and ITI, in settlement of all accrued and unpaid minimum royalties under such license agreements, ITI received certain pieces of equipment with an aggregate value of $200,000.

Supply Agreements

On December 29, 1997, INEI entered into a supply agreement with ITI whereby INEI committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement would have automatically extended for one year periods unless notice of termination was provided by either party six months prior to the end of any such annual period. On June 24, 2002, INEI notified ITI of its election to terminate the agreement on December 31, 2002, in order to negotiate a new agreement.

Effective January 1, 2003, INEI entered into a new supply agreement with ITI for the purchase of felt tubes. The agreement was for a period of one year and would have continued year-to-year unless cancelled by either party upon the giving of ninety days written notice at any time. ITI extended certain favorable pricing for an annual order volume totaling more than $500,000 in exchange for the Company’s commitment to purchase its tube requirements sole source from ITI.

Effective July 20, 1999, Midsouth Partners executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP rehabilitation in the partnership’s previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extended for successive one year periods unless notice of termination was provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

The supply agreements discussed above were purchased by ITI on September 5, 2003.

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

The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In fiscal years 2004 and 2003, 1,954 shares and 1,000 shares, respectively, of Class B Common Stock were converted to Common Stock.

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

10.	Income Taxes

The provision for income taxes is composed of the following (in thousands):

	Years ended June 30,
	2004	2003
Current:
Federal	$0	$105
State	0	0

Total	0	105

Deferred:
Federal	0	0
State	0	0

Total	0	0

Provision for income taxes	$0	$105

INEI’s provision (credit) for income taxes of $895,000 and $(895,000) for the years ended June 30, 2004 and 2003, respectively, are included in Earnings (Loss) from Discontinued Operations in the Consolidated Statements of Operations.

The provision (credit) for income taxes is different from that computed using the statutory federal income tax rate for the following reasons (in thousands):

	Years ended June 30,
	2004	2003
Federal income tax (benefit) computed at statutory rate	$(702)	$(155)
State income tax (benefit), net of federal tax (benefit)	(68)	0
Permanent differences	88	82
Change in valuation allowance	682	178

Provision for income taxes	$0	$105

The components of temporary differences (in thousands) which give rise to the Company’s net deferred tax asset at June 30, 2004 are presented below:

	CERBCO	INEI
Deferred Tax Asset:
Net operating loss carryforwards	$149	$608
Accrued compensation	1,190	280
Allowance to state net assets of INEI at fair value	265	0
Other	0	39

	1,604	927
Valuation allowance	(1,604)	(927)

Net deferred tax asset	$0	$0

At June 30, 2004, CERBCO has net operating loss (NOL) carryforwards of approximately $ 384,000 available to reduce future income tax liabilities. Approximately $39,000 and $345,000 of available NOL carryforwards will expire in 2023 and 2024, respectively, if not utilized by then. At June 30, 2004, INEI has net operating loss carryforwards of approximately $1,484,000 available to reduce future tax liabilities. These net operating loss carryforwards will expire in 2023, if not utilized by then.

11.	Net Loss Per Share

Basic earnings per share data is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share data is calculated using the weighted average number of shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents represent outstanding stock options. The following numbers of shares have been used in the net loss per share computations:

2004	2003
1,485,634	1,482,956

12.	Retirement Benefit Plans

Employees of INEI (including employees of the parent company, CERBCO) who met certain minimum eligibility requirements and who were not covered by collective bargaining agreements participated in a profit-sharing plan. No employees were covered by collective bargaining agreements during the fiscal year ended June 30, 2004. Contributions to the plan were determined annually by INEI’s Board of Directors. No contributions were made during the fiscal years ended June 30, 2004 and 2003, and the plan was terminated as of March 31, 2004.

13.	Supplemental Executive Retirement Plans

CERBCO has an unfunded supplemental pension plan (the “CERBCO SERP”) for its three executive officers, effected January 1, 1994. The expense for this plan was approximately $1,106,000 and $309,000 for the fiscal years ended June 30, 2004 and 2003, respectively. CERBCO established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies and are included in the Company’s balance sheet as cash surrender value of SERP life insurance. Assets of the trust are subject to the claims of CERBCO’s creditors in the event of bankruptcy or insolvency.

On September 24, 2003, the CERBCO Board of Directors preliminarily determined by affirmative resolution that, in due course, CERBCO should be orderly liquidated and dissolved. Such determination was made, among other reasons, in light of the September 5, 2003 consummation of the sale of the business, licenses and most operating assets of CERBCO’s sole operating subsidiary, INEI, and such subsidiary’s disclosed intent to orderly liquidate and dissolve in due course. The current change in Company assumption from CERBCO continuing in perpetuity, to an assumption of nearer-term liquidation and dissolution, similarly effects a change in accounting assumptions applicable to the CERBCO SERP for its executive officers. As it is now questionable whether the Company’s executive officers will continue employment to the plan’s assumed normal retirement age of 65, accounting assumptions have been changed to accrue SERP liability on a present value basis for the plan year (i.e., calendar year) containing the reporting period with anticipated, lump-sum, beneficiary payouts in January 2005. Based on such change of accounting assumptions, as of September 30, 2003, and effective for and through plan/calendar year 2003, the Company readjusted the accrued SERP liability in the accompanying Consolidated Balance Sheet in the amount of $796,072. In December 2003, two of the Company’s executive officers filed a claim with the Company indirectly calling into question whether the SERP liability carried on the books of CERBCO adequately reflects the full extent of the benefits believed by such officers to be due under the plan. Such officers estimate the additional liability could be as high as approximately $1,500,000. Pending final determinations under such claim, no provision for such potential additional CERBCO SERP liability related thereto has been accrued by the Company.

On January 1, 1998, INEI established a similar unfunded supplemental pension plan (the “INEI SERP”) for its then three executive officers who were not otherwise participants in the CERBCO plan. One of these officers retired in fiscal year 2002, and the remaining two officers were terminated on September 6, 2003 and entered into employment with ITI. The expense for this plan was approximately $72,000 and $42,000 for the fiscal years ended June 30, 2004 and 2003, respectively. On July 1, 1998, INEI established a trust to facilitate the payment of benefits under its plan. Funds in this trust are invested in variable life insurance policies and are included in the Company’s balance sheet as cash surrender value of SERP life insurance. Assets of the trust are subject to the claims of INEI’s creditors in the event of bankruptcy or insolvency.

14.	Stock Option Plans

The Company maintains two stock option plans. All grants of options are made at the market price of the Company’s Common Stock at the date of the grant.

On December 12, 2002, the shareholders of the Company adopted the CERBCO, Inc. 2002 Board of Directors’ Stock Option Plan. Under the terms of this plan, up to 125,000 shares of Common Stock have been reserved for the directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan expire five years from the date of the grant.

On December 19, 1997, the shareholders of the Company adopted the CERBCO, Inc. 1997 Board of Directors’ Stock Option Plan. Under the terms of this plan, 60,000 shares of Common Stock remain reserved for the directors of the Company. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. If not exercised, option shares granted under this plan expire five years from the date of the grant.

The following summary sets forth the activity under the 2002 and 1997 Board of Directors’ Plans during the past two fiscal years:

	2002 Board of Directors’ Stock Option Plan		1997 Board of Directors’ Stock Option Plan
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Outstanding
July 1, 2002	0	$0	100,000	$6.01
Granted	20,000	2.82	0	0
Exercised	0	0	0	0
Expired	0	0	(20,000)	9.41

Outstanding
June 30, 2003	20,000	2.82	80,000	5.16
Granted	0	0	0	0
Exercised	0	0	(5,000)	7.65
Expired	0	0	(15,000)	7.65

Outstanding
June 30, 2004	20,000	$2.82	60,000	$4.33

Exercisable
June 30, 2004	20,000		60,000

As allowed under provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

No stock options were granted during the fiscal year ended June 30, 2004. Summary information for stock options granted during the year ended June 30, 2003 is as follows:

Date of grant	12/12/02
Option shares granted	20,000
Risk-free interest rate	2.40%
Expected stock price volatility	65%
Per share exercise price	$2.82
Fair value per option share	$1.57

The fair value of options granted during the fiscal year ended June 30, 2003 was estimated on the date of the grants using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

15.	Significant Customers

Until September 5, 2003, the Company performed services under contracts with governmental authorities, private industries and commercial entities. In each of the last two fiscal years, a majority of the Company’s revenues have come from state and local government entities – cities, counties, state agencies and regional authorities. During the year ended June 30, 2004, a regional authority in southwest Ohio and a city government in central Virginia accounted for 22% and 21%, respectively, of the now discontinued Company’s revenues. During the year ended June 30, 2003, a city government in central Virginia and a regional authority in southwest Ohio accounted for 26% and 35%, respectively of the now discontinued Company’s revenues. These revenues are included in the losses from discontinued operations and are not shown as sales in the accompanying Consolidated Statements of Operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Corporate Executive Committee (“CEC”), which performs as a functional equivalent of a Chief Executive Officer, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

Disclosure controls and procedures generally are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

IDENTIFICATION OF OFFICERS AND DIRECTORS

Name	Age	Director Since	Positions with Registrant	Held Since
Robert W. Erikson	59	December 1974 1/	President	February 1988
George Wm. Erikson	62	November 1975 1/	Chairman and General Counsel	February 1988
Webb C. Hayes, IV	56	April 1991	None
Paul C. Kincheloe, Jr.	63	April 1991	None
Robert F. Hartman	57	N/A	Vice President, Secretary and Treasurer	February 1988 2/

1/	Date of initial election as a director of the Company’s then publicly-traded predecessor company, CERBERONICS. Elected as a CERBCO director in February 1988, under a Plan of Reorganization and Merger whereby CERBERONICS became a wholly-owned subsidiary of CERBCO. Robert W. Erikson and George Wm. Erikson are brothers.
2/	Date of initial election as a vice president of the Company. Elected as Secretary in June 1991 and as Treasurer in December 1997.

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

BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS

Mr. Robert Erikson was a Supply Corps officer in the Navy from 1968 through 1972. Mr. Erikson joined CERBERONICS in December 1972. In May 1974, he was elected Vice President of Finance and Administration and, in December 1974, he became Executive Vice President, Treasurer and a Director. In October 1977, he was elected President. In February 1988, he was elected President and Treasurer of CERBCO. Mr. Erikson currently is a Director, Vice Chairman and President of INEI and serves as a member of the Chief Executive Officer Committee of INEI. He was a Director, Vice Chairman and a member of the Chief Executive Officer Committee of Capitol Office Solutions from October 1987 to June 30, 1997. He was a Director of Palmer National Bancorp, Inc. and The Palmer National Bank from 1983 to 1996, and was a Director of The Palmer National Bank’s successor, The George Mason Bank, N.A., from May 1996 to June 1997. Mr. Erikson holds a B.A. degree in Engineering and Economics from Brown University and an M.B.A. degree from The George Washington University.

Mr. George Erikson joined CERBERONICS in July 1976 as Vice President and General Counsel, and in August 1976, he was elected Secretary. He served as Executive Vice President until July 1987, at which time he was elected to the position of Chairman. He became a Director of CERBERONICS in November 1975 and served as Chairman of the Board of Directors from February 1979 to February 1988. In February 1988, he was elected Chairman and General Counsel of CERBCO. Mr. Erikson currently is a Director and Chairman of INEI and serves as a member of the Chief Executive Officer Committee of INEI. He was a Director, Chairman and a member of the Chief Executive Officer Committee of Capitol Office Solutions from October 1987 to June 30, 1997. From December 1972 to July 1976, he was employed as Vice President - Legal by National Securities & Research Corporation and, prior thereto, he was employed as an attorney to the Dreyfus Corporation. He is a member of the Bar of the State of New York, District of Columbia and Commonwealth of Virginia. Mr. Erikson holds a B.S. degree in Business Administration from Pennsylvania State University, an LL.B. degree from Fordham University Law School, and an LL.M. degree from New York University Law School.

Mr. Hayes is a Managing Director of Private Client Services at Friedman, Billings, Ramsey Group, Inc. as of May 1999. He was a Director and Vice Chairman of United Bank from June 1997 to May 1999. He was a Director and

Executive Vice President of George Mason Bankshares, Inc. and Chairman, President and CEO of The George Mason Bank, N.A., from May 1996 to June 1997. Previously, he was Chairman of the Board of Palmer National Bancorp, Inc. and The Palmer National Bank from March 1985 to May 1996, and President and Chief Executive Officer from March 1983 to May 1996. Mr. Hayes serves as a Director of INEI and was a Director of Capitol Office Solutions until June 30, 1997. He is also a Director of Citizens Corporation in Eastman, Georgia, and is a member of the Board of Visitors of the University of North Carolina. In January 1995, he completed a three year term as a Director of the Federal Reserve Bank of Richmond. Mr. Hayes holds a B.A. degree from the University of North Carolina and an executive management degree from Columbia University School of Business.

Mr. Kincheloe has been a practicing attorney and businessman in Fairfax County, Virginia, since 1967. Mr. Kincheloe serves as a Director of INEI and was a Director of Capitol Office Solutions until June 30, 1997. He also currently serves on the Board, as Finance Chairman, of Flint Hill School in Oakton, Virginia, and on the Board of Trustees for Randolph-Macon College. He previously served on the Board of Herndon Federal Savings & Loan and then First Federal Savings & Loan of Alexandria. Mr. Kincheloe holds a B.A. degree from Randolph-Macon College and a J.D. degree from T.C. Williams School of Law, University of Richmond.

Mr. Hartman joined CERBERONICS in August 1979 as Controller and Manager of the Accounting Department. In November 1981, he was elected Assistant Vice President and in April 1984, he was elected Vice President & Treasurer, in which positions he served until his departure from CERBERONICS in September 1985. From October 1985 to February 1988, Mr. Hartman was Controller of Dynamac International, Inc. He returned to CERBERONICS and his former positions in February 1988 and, in addition, was elected Vice President and Controller of CERBCO. In June 1991, he joined INEI as Vice President of Administration and Secretary. In May 2002, he assumed the additional titles and duties of Treasurer and Chief Financial Officer. He was also elected Secretary of CERBCO in June 1991 and Treasurer and Chief Financial Officer in December 1997. From 1976 to 1977, Mr. Hartman was an accountant for Coopers & Lybrand, and from 1977 to 1979, he was a partner in the accounting firm of Hartman and Hartman. Mr. Hartman is a Certified Public Accountant and holds a B.S. degree from the United States Naval Academy, a B.A. degree from the University of South Florida and an M.B.A. degree from The George Washington University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company’s equity securities (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s equity securities. To the best of the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to Reporting Persons were complied with in a timely manner with during the fiscal year.

CODE OF ETHICS

The Company has always encouraged its employees, including officers and directors, to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. The Company did not have a formal written code of ethics in fiscal year 2004 because the Company is contemplating dissolution in the near future.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Webb C. Hayes, IV, a member of the Company’s Audit Committee, is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.

Item 10. Executive Compensation

CERBCO is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, in INEI. CERBCO officers participate in the management of each of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and its subsidiaries for the fiscal years ended June 30, 2004, 2003, and 2002:

SUMMARY COMPENSATION TABLE

							Long-Term Compensation
			Annual Compensation				Awards		Payouts
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($) 2/	Total Annual Compensation ($)	Restricted Stock Awards ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($) 3/
Robert W. Erikson Director & President 1/	2004	CERBCO INEI CERBERONICS	$8,954 125,830 70,730	$0 0 0	$0 0 0	$8,954 125,830 70,730	$0 0 0	0 0 0	$0 0 0	$0 0 0

			$205,514	$0	$0	$205,514	$0	0	$0	$0

	2003	CERBCO INEI CERBERONICS	$11,934 168,953 94,266	$0 0 0	$0 0 0	$11,934 168,953 94,266	$0 0 0	5,000 15,000 0	$0 0 0	$0 0 0

			$275,153	$0	$0	$275,153	$0	20,000	$0	$0

	2002	CERBCO INEI CERBERONICS	$11,934 186,282 94,266	$0 0 0	$0 0 0	$11,934 186,282 94,266	$0 0 0	5,000 15,000 0	$0 0 0	$0 949 0

			$292,482	$0	$0	$292,482	$0	20,000	$0	$949

George Wm. Erikson Director, Chairman & General Counsel 1/	2004	CERBCO INEI CERBERONICS	$8,954 125,830 70,730	$0 0 0	$0 0 0	$8,954 125,830 70,370	$0 0 0	0 0 0	$0 0 0	$0 0 0

			$205,514	$0	$0	$205,514	$0	0	$0	$0

	2003	CERBCO INEI CERBERONICS	$11,934 168,953 94,266	$0 0 0	$0 0 0	$11,934 168,953 94,266	$0 0 0	5,000 15,000 0	$0 0 0	$0 0 0

			$275,153	$0	$0	$275,153	$0	20,000	$0	$0

	2002	CERBCO INEI CERBERONICS	$11,934 186,282 94,266	$0 0 0	$0 0 0	$11,934 186,282 94,266	$0 0 0	5,000 15,000 0	$0 0 0	$0 949 0

			$292,482	$0	$0	$292,482	$0	20,000	$0	$949

Robert F. Hartman Vice President, Secretary & Treasurer	2004	CERBCO INEI CERBERONICS	$9,057 110,732 3,204	$0 0 0	$0 0 0	$9,057 110,732 3,204	$0 0 0	0 0 0	$0 0 0	$0 0 0

			$122,993	$0	$0	$122,993	$0	0	$0	$0

	2003	CERBCO INEI CERBERONICS	$9,122 101,596 3,229	$0 0 0	$0 0 0	$9,122 101,596 3,229	$0 0 0	0 0 0	$0 0 0	$0 0 0

			$113,947	$0	$0	$113,947	$0	0	$0	$0

	2002	CERBCO INEI CERBERONICS	$9,039 96,427 3,200	$0 0 0	$0 0 0	$9,039 96,427 3,200	$0 0 0	0 0 0	$0 0 0	$0 509 0

			$108,666	$0	$0	$108,666	$0	0	$0	$509

1/	The Company’s Corporate Executive Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief Executive Officer of the Company.
2/	None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.

3/	Amounts allocated under the INEI Advantage Plan.

COMPENSATION PURSUANT TO PLANS

CERBCO, Inc. Plans

CERBCO Supplemental Executive Retirement Plan

During fiscal year 1994, CERBCO entered into Supplemental Executive Retirement Agreements with Messrs. Robert Erikson, George Erikson and Robert Hartman pursuant to a Supplemental Executive Retirement Plan (the “CERBCO SERP”). The agreements provide for monthly retirement benefits of 50% of the executive’s final aggregate monthly salary from CERBCO and its subsidiaries, as defined in and limited by the executive’s agreement, for Messrs. Robert Erikson and George Erikson. In the case of Mr. Robert Hartman, the agreement provides for 25% of the executive’s final aggregate monthly salary from CERBCO and its subsidiaries, as defined in and limited by the executive’s agreement. Each covered executive’s benefit under the plan is payable in equal monthly amounts for the remainder of the covered executive’s life beginning as of any date on or after his 62nd birthday (at the covered executive’s election) but not before his termination of service. Payments under the CERBCO SERP are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

To compute the monthly retirement benefits, the percentage of final monthly salary is multiplied by a ratio (not to exceed 1) of:

the completed years of employment by CERBCO after 1992

to

the total number of years of employment after 1992 that the executive would have completed if he had continued in employment to age 65.

If the executive dies prior to retirement, the executive’s beneficiary will receive a pre-retirement death benefit under a split dollar insurance arrangement. The executive’s beneficiary will receive a one-time lump sum payment in the amount of $1,400,000 (in the case of Messrs. Robert Erikson or George Erikson) or $700,000 (in the case of Mr. Robert Hartman). If the executive dies after commencement of the payment of retirement benefits, but before receiving 180 monthly payments, the executive’s beneficiary will continue to receive payments until the total payments received by the executive and/or his beneficiary equal 180.

The CERBCO SERP is technically unfunded, except as described below. CERBCO will pay all benefits from its general revenues and assets. To facilitate the payment of benefits and provide the executives with a measure of benefit security without subjecting the CERBCO SERP to various rules under the Employee Retirement Income Security Act of 1974, CERBCO has established an irrevocable trust called the CERBCO, Inc. Supplemental Executive Retirement Trust. This trust is subject to the claims of CERBCO’s creditors in the event of bankruptcy or insolvency. The trust has purchased life insurance on the lives of the executive officers covered by the Supplemental Executive Retirement Agreements to provide for CERBCO’s financial obligations under the plan. Assets in the trust consist of the cash surrender values of the executive life insurance policies and are carried on CERBCO’s balance sheet as assets. The trust will not terminate until participants and beneficiaries are no longer entitled to benefits under the plan. Upon termination, all assets remaining in the trust will be returned to CERBCO.

Each executive’s covered compensation under the CERBCO SERP is equal to his final base salary as defined in and limited by the executive’s agreement. The maximum covered compensation for Messrs. Robert Erikson and George Erikson is limited to $20,834 per month ($250,000 annually), increased 2% annually beginning in 1993. The maximum covered compensation for Mr. Robert Hartman is limited to $7,500 per month ($90,000 annually), increased 2% annually beginning in 1993.

The following table sets forth information concerning vested annual benefits as of June 30, 2004 for the executives listed in the Summary Compensation Table covered by the CERBCO SERP:

Name	Years of Credited Service Under Plan	Current Annual Covered Compensation	Vested Percentage	Vested Annual Benefit
Robert W. Erikson	12	$310,844	66.67%	$103,615
George Wm. Erikson	12	$310,844	80.00%	$124,337
Robert F. Hartman	12	$111,904	60.00%	$16,786

CERBCO 2002 Directors’ Stock Option Plan

CERBCO adopted, with stockholder approval at the 2002 Annual Meeting of Stockholders, the CERBCO, Inc. 2002 Board of Directors’ Stock Option Plan (the “CERBCO 2002 Directors’ Plan”). The purpose of this plan is to promote the growth and general prosperity of CERBCO by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of CERBCO’s Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. A maximum of 125,000 shares of Common Stock may be made subject to options under the CERBCO 2002 Directors’ Plan. Options shall be granted to all directors of CERBCO pursuant to the terms of the plan. Each option granted under the CERBCO Directors’ Plan entitles each director to whom such option is granted the right to purchase shares of CERBCO’s Common Stock at a designated option price, any time and from time to time, within five years from the date of grant.

The CERBCO Board of Directors administers the CERBCO 2002 Directors’ Plan and has exclusive authority to interpret, construe and implement the provisions of the plan, except as may be delegated in whole or in part by the Board to a committee of the Board which may consist of three or more members of the Board. No such delegation of authority has been made. Each determination, interpretation or other action that may be taken pursuant to the CERBCO 2002 Directors’ Plan by the Board is final and binding and conclusive for all purposes and upon all persons. The Board from time to time may amend the plan as it deems necessary to carry out the purposes thereof.

The terms of the CERBCO 2002 Directors’ Plan contemplated that each director of the Company be granted an option to purchase 5,000 shares of the Company’s Common Stock each year for five years, for a total of 25,000 shares of Common Stock per director, beginning in fiscal year 2002. No options were granted to, and no options available under the plan were exercised by, directors of the Company during fiscal year 2004.

CERBCO 1997 Directors’ Stock Option Plan

CERBCO adopted, with stockholder approval at 1997 Annual Meeting of Stockholders, the CERBCO, Inc. 1997 Board of Directors’ Stock Option Plan (the “CERBCO 1997 Directors’ Plan”). The purpose of this plan is the same as the CERBCO 2002 Directors’ Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 19, 1997 and at each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders for fiscal years 1998, 1999, 2000 and 2001. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 5,000 shares of CERBCO’s Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. Under the terms of this plan, up to 60,000 shares of CERBCO Common Stock remain reserved for the directors of the Company. Mr. Robert Erikson exercised options to purchase 5,000 shares of CERBCO Common Stock during fiscal year 2004.

INEI Corporation Plans

INEI Employee Advantage Plan

As executive officers of INEI, Messrs. Robert Erikson, George Erikson and Robert Hartman participated in the INEI Employee Advantage Plan (the “INEI Advantage Plan”) until such plan was terminated by the INEI Board of Directors as of March 31, 2004. The INEI Advantage Plan was a noncontributory profit sharing (retirement) plan in which all employees not covered by a collective bargaining agreement and employed with INEI for at least one year were eligible to participate. No employee was covered by a collective bargaining agreement. The INEI Advantage Plan was administered by the INEI Board of Directors which determined, at its discretion, the amount of INEI’s annual contribution up to 15% of the compensation paid to participating employees during the year. The plan was integrated with Social Security. Each participating employee was allocated a portion of INEI’s contribution based on the amount of that employee’s compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation above FICA limits. Amounts allocated under the INEI Advantage Plan began to vest after three years of service (at which time 20% of the amount paid vested) and were fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2004.

The IEI Advantage Plan also included a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Participants could elect to defer a portion of their compensation by any whole percentage from 2% to 16% subject to certain limitations. At its discretion, INEI’s Board of Directors could authorize an employer matching contribution equal to 25% of the participant’s deferred compensation up to a maximum of 1.5% of the participant’s total paid compensation for the fiscal year. Participants were 100% vested at all times in their deferral and employer matching accounts. No matching contribution was authorized for the fiscal year ended June 30, 2004.

INEI 1999 Board of Directors’ Stock Option Plan

INEI adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the INEI Corporation 1999 Board of Directors’ Stock Option Plan (the “INEI 1999 Directors’ Plan”). The purpose of this plan was to promote the growth and general prosperity of INEI by permitting INEI, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of its Board of Directors with an additional incentive for such persons to contribute to the success of INEI. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Under the terms of this plan, up to 525,000 shares of Insituform East’s Common Stock have been reserved for directors of INEI. The INEI 1999 Directors’ Plan is administered and options are granted by the INEI Board of Directors. As directors of INEI, Messrs. Robert Erikson and George Erikson participate in this plan.

Each grant of options under the INEI 1999 Directors’ Plan entitled each INEI director to whom such options were granted the right to purchase 15,000 shares of INEI’s Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. It was contemplated that options would be granted under the INEI Directors’ Plan each year for five years to each member of the Board of Directors of Insituform East serving as such on the date of grant; that is, for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of INEI). However, as a result of the dissolution of INEI on June 30, 2004, no options were granted to the INEI directors during fiscal year 2004 or will be issued hereafter. No options available under this plan were exercised by directors of INEI during fiscal year 2004.

INEI 1994 Board of Directors’ Stock Option Plan

INEI adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the INEI Corporation 1994 Board of Directors Stock Option Plan (the “INEI 1994 Directors’ Plan). The purpose of this plan was the same as the INEI 1999 Directors’ Plan. The term of the plan was for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and at each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of INEI’s Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. No further options will be granted under this plan, and all previous options granted, which were not exercised or had not expired in prior years, expired during fiscal year 2004.

As directors of INEI, Messrs. Robert Erikson and George Erikson participated in this plan, and prior to their expiration, Mr. Robert Erikson exercised options to purchase 15,000 shares of INEI Common Stock during fiscal year 2004.

INEI 1999 Employee Stock Option Plan

INEI adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the INEI 1999 Employee Stock Option Plan (the “INEI 1999 Employee Plan”). The purpose of the plan is to advance the growth and development of INEI by affording an opportunity to full-time employees of INEI to purchase shares of INEI’s Common Stock and to provide incentives for them to put forth maximum efforts for the success of INEI’s business. Any employee of the Company who was employed on a full-time basis was eligible for participation. Under the terms of the plan, up to 350,000 shares of INEI’s Common Stock were reserved for the employees of INEI. The plan is administered by the Incentive Stock Option Plan Committee consisting of Messrs. Paul C. Kincheloe, Jr. and Webb C. Hayes, IV.

On December 8, 2000, options on a total of 140,000 shares of INEI’s Common Stock were granted to then four executive officers of INEI (including Mr. Robert Hartman, but not including Messrs. Robert Erikson and George Erikson) at a per share price of $1.5625. These options vested on December 8, 2002 and are exercisable any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives’ option agreements. No options available under this plan were exercised by executive officers of INEI during the fiscal year ended June 30, 2004.

OPTION/SAR GRANTS

No options or Stock Appreciation Rights were granted to any of the named executive officers during fiscal year 2004 under the CERBCO 2002 Directors’ Plan, the INEI 1999 Directors’ Plan or the INEI 1999 Employee Plan.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

Mr. Robert Erikson exercised options to purchase 5,000 shares of CERBCO Common Stock and 15,000 shares of INEI Common Stock granted under the CERBCO 1997 Directors’ Plan and INEI 1994 Directors’ Plan, respectively, during fiscal year 2004. No other option or Stock Appreciation Right grants made under the CERBCO 2002 and 1997 Directors’ Plans, the INEI 1999 and 1994 Directors’ Plans or the INEI 1999 Employee Plan to any of the named executive officers were exercised during fiscal year 2004.

The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 2004:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

			Number of Unexercised Options/SARs at FY-End(#)		Value of Unexercised In The Money Options/SARs at FY - End($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert W. Erikson
CERBCO 1997 Directors’ Plan CERBCO 2002 Directors’ Plan INEI 1994 Directors’ Plan INEI 1999 Directors’ Plan	5,000 0 15,000 0	$12,970 $0 $5,390 $0	15,000 5,000 0 60,000	0 0 0 0	$76,000 $32,900 $0 $19,378	$0 $0 $0 $0

George Wm. Erikson
CERBCO 1997 Directors’ Plan CERBCO 2002 Directors’ Plan INEI 1999 Directors’ Plan	0 0 0	$0 $0 $0	15,000 5,000 60,000	0 0 0	$76,000 $32,900 $19,378	$0 $0 $0

Robert F. Hartman
INEI 1999 Employee Plan	0	$0	30,000	0	$0	$0

LONG-TERM INCENTIVE PLAN AWARDS

Neither the Company nor its subsidiaries have any long-term incentive plans.

REPRICING OF OPTIONS/SARS

The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2004.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

During fiscal year 2001, one of the Company’s executive officers, Mr. Robert Hartman, entered into a severance agreement with INEI whereby, in the event of a change in control of INEI and the subsequent termination of the executive’s employment by INEI, the executive will receive payment of one year’s base salary and annual bonus, if any. The agreement also provides that, in the event the executive voluntarily resigns, the executive will not, without consent of INEI, enter into employment or other association with any other pipeline rehabilitation business in the United States for a period of two years.

During fiscal year 2002, Mr. Hartman entered into a similar severance agreement with CERBCO whereby, in the event of a change in control of CERBCO and the subsequent termination of the executive’s employment by CERBCO, the executive will receive payment of one year’s base salary and annual bonus, if any. No other compensatory plan or arrangements between the Company and any named executive officer, or payment to an executive officer, resulted or will result from the resignation, retirement or other termination of employment with the Company, or from a change in control of the Company or a change in the executive officer’s responsibilities following a change-in-control in an amount that exceeds $100,000.

In April 2004, pursuant to negotiations between a Special Committee of the INEI Board of Directors and George Wm. Erikson and Robert W. Erikson (the “Executives”), INEI (or for this section, the “Company”) entered into Retention Incentive Agreements (the “Retention Agreements”) with the Executives, each of whom is an executive officer and director of INEI. The following is a summary of the material terms of these Retention Agreements.

Term

The Retention Agreements have an effective date of January 1, 2004 (the “Effective Date”) and will continue for three years after the effectiveness of our Dissolution or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution to stockholders or to a Liquidating Trust (the “Term”).

Duties

During the Term, the Executives are required to evaluate and resolve all claims, including potential claims, against the Company in connection with the sale of any of the Company’s assets or obligations or any of its employees or agents. In addition, they are obligated to effect the sale of all of the Company’s remaining assets and to take all other actions necessary to complete the orderly dissolution and winding up of the Company.

Compensation

In consideration for carrying out their duties under the Retention Agreements, and their respective commitments to remain in the employ of the Company, each of the Executives is entitled to receive:

•	A monthly salary in the amount of $7,000 for a period of 12 months commencing on the Effective Date (the “Salary”);

•	A “stay bonus” of $105,000 payable eight days after timely execution (without revocation) of the General Release contemplated by his Retention Agreement (the “Stay Bonus”);

•	Continuation, through the Term or until the earlier Termination Date (as defined below), of the health, life and disability insurance benefits previously provided by the Company (the “Welfare Benefits”), provided that if the Company should cease to provide any of the Welfare Benefits, in lieu thereof monthly payments (“Benefit Payments”) in an amount equal to the cost to the Company, as of the Effective Date, of providing such discontinued Welfare Benefits; and

•	A lump sum payment in the amount of $338,000 payable on the later of January 1, 2005 or the date that the Company makes its first liquidating distribution to its stockholders (the “Severance Payment”).

The Retention Agreements provide that, as a condition to receiving his Stay Bonus, each of the Executives is to execute a General Release no later than ten days after the last day of the Term and that, as a condition to receiving his Stay Bonus or his Severance Payment, each of the Executives (or, in the case of the death of the Executive, the representative of his estate) is to execute such a General Release no later than ten days after the Termination Date.

Termination

Subject to certain notice requirements, a Retention Agreement may be terminated before the end of the Term (such earlier termination date being referred to as the “Termination Date”) by either the Special Committee or the Executive who is the counterparty to that Agreement or, at the election of the Special Committee, upon the Total Disability (as defined) of such Executive. In addition, a Retention Agreement will terminate automatically upon the death of the Executive who is the counterparty thereto. For purposes of the Retention Agreements, “Total Disability” means the inability of the Executive to perform his duties under his Agreement by reason of a physical or mental impairment for a period of 60 substantially consecutive days.

In the event that the Company terminates a Retention Agreement for Cause (as defined) or the Executive terminates his Retention Agreement for any reason, as of the Termination Date any remaining Salary payments and all Welfare Benefits (subject to any statutory continuation rights) (and, if applicable, any Benefit Payments) will cease and the Executive will not be entitled to the Stay Bonus or Severance Payment. In the event that the Company terminates a Retention Agreement without Cause, as of the Termination Date any remaining Salary payments and all Welfare Benefits (subject to any statutory continuation rights) (and, if applicable, any Benefit Payments) will cease but, subject to the timely execution by the Executive of the General Release and material compliance, by the Executive, with his noncompetition and nonsolicitation obligations (as discussed below), the Executive will be paid his Stay Bonus and Severance Payment. In the event of the death or Total Disability of the Executive, as of the Termination Date any remaining Salary payments and all Welfare Benefits (and, if applicable, any Benefit Payments) will cease but, subject to the timely execution by the Executive of the General Release, the Severance Payment will be made to the Executive or his estate. In the case of the Executive’s death, the Severance Payment will be made to the estate no more than 60 days following the Executive’s death. For purposes of the Retention Agreements, “Cause” means mean (i) the Executive’s conviction or entering of a plea of guilty or nolo contendere to any felony or any crime involving moral turpitude; (ii) dishonesty or other willful misconduct on the part of the Executive that is materially harmful to the Company; (iii) the failure of the Executive, within ten days after receipt by the Executive of written notice from the Special Committee, to comply with lawful and reasonable instructions of the Special Committee; or (iv) the failure of the Executive to perform the duties specified in the Retention Agreements in any material respect, other than as a result of illness or other disability, following written notice thereof from the Special Committee and a period of ten days to cure such failure.

Nonsolicitation and Noncompetition

In addition to their duties under their respective Retention Agreements, each of the Executives will not, directly or indirectly, for a period of three years following the effective date of the Company’s Dissolution (i) solicit or encourage any person to cease doing business with ITI or any affiliate of ITI or solicit or encourage any employee of ITI or of any affiliate of ITI to cease being an employee of ITI or such affiliate or (ii) engage in any activity which would constitute a violation of the noncompetition provision of the Asset Purchase Agreement between the Company and ITI, if the Company were to engage in such activity.

COMPENSATION OF DIRECTORS

Non-officer directors of the Company are paid an annual fee of $5,000, and an attendance fee of $1,000 for each meeting of the Board of Directors, and each committee meeting, attended in person. Meetings attended by telephone are compensated at the rate of $200. Directors who are also officers of the Company do not receive separate fees for service as directors, but are eligible with all other directors to participate in the CERBCO 2002 and 1997 Directors’ Stock Option Plans, as described under the section entitled, “Compensation Pursuant to Plans – CERBCO, Inc. Plans.” All directors of the Company are reimbursed for Company travel-related expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table reflects, as of June 30, 2004, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO’s voting securities:

Name & Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Robert W. Erikson 1419 Forest Drive, Suite 209 Annapolis, MD 21403	Common Stock Class B Common Stock	56,700 131,750	1/ 2/	4.7 45.4	% %

George Wm. Erikson 1419 Forest Drive, Suite 209 Annapolis, MD 21403	Common Stock Class B Common Stock	59,602 115,814	3/ 3/	5.0 39.9	% %

F. Scott Koonce 6550 Rock Spring Drive, Suite 600 Bethesda, MD 20817	Common Stock	67,059	4/	5.6%

1/	Record and beneficial ownership. Includes 6,000 shares of Common Stock owned by Mr. R. Erikson’s spouse, as to which Mr. Erikson discaims beneficial ownership.
2/	Record and beneficial ownership, sole voting and sole investment power.
3/	Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. Erikson’s spouse, as to which there is shared voting and investment power.
4/	Beneficial ownership, sole voting and sole investment power as publicly disclosed in Schedule 13G filed with the Securities and Exchange Commission on February 3, 2004.

SECURITY OWNERSHIP OF MANAGEMENT

The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO’s Common Stock and Class B Common Stock as of September 7, 2004, and with respect to all directors and officers of CERBCO as a group:

	Amount & Nature of Beneficial Ownership
Name of Beneficial Owner	Title of Class	Owned Outright		Exercisable Options	Percent of Class
Robert W. Erikson	Common Stock Class B Common Stock	56,700 131,750	1/ 2/	20,000 0	6.3 45.3	% %

George Wm. Erikson	Common Stock Class B Common Stock	59,602 115,814	3/ 3/	20,000 0	6.5 39.9	% %

Webb C. Hayes, IV	Common Stock	4,500		20,000	2.0%

Paul C. Kincheloe, Jr.	Common Stock	7,500		20,000	2.3%

All directors and officers as a group (5 persons including those named above) 3/	Common Stock Class B Common Stock	132,302 247,564		80,000 0	16.6 85.2	% %

1/	Record and beneficial ownership. Includes 6,000 shares of Common Stock owned by Mr. Robert Erikson’s spouse, as to which Mr. Erikson disclaims beneficial ownership.
2/	Record and beneficial ownership, sole voting and sole investment power.
3/	Record and beneficial ownership. Includes 2,246 shares of each class of stock owned jointly with Mr. George Erikson’s spouse, as to which there is shared voting and investment power.
4/	Mr. George Erikson also is the beneficial owner of 16,500 shares of Common Stock (less than 1% of such class) of INEI Corporation, a subsidiary of the Company. In addition, Messrs. George Erikson and Robert Erikson each are the beneficial owners of exercisable options on 60,000 shares of the Common Stock (approximately 1.5% of such class) of INEI Corporation, pursuant to the INEI 1999 Board of Directors’ Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

Not applicable.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number *

2	Asset Purchase Agreement dated as of June 18, 2003 (Incorporated by reference to Exhibit 99.1 to Current Form 8-K dated June 18, 2003)

3.1	CERBCO, Inc. Certificate of Incorporation

3.2	CERBCO, Inc. By-Laws

10.1	Supplemental Retirement Agreement

Exhibits 3.1, 3.2 and 10.1 are incorporated by reference to Exhibits to CERBCO, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.2	2002 Board of Directors Stock Option Plan (Incorporated by reference to CERBCO, Inc. Proxy Statement filed in connection with the Company’s Annual Meeting of Stockholders on December 12, 2002)

10.3	INEI Corporation Incentive Stock Option Agreement

10.4	INEI Corporation Severance Agreement

Exhibits 10.3 and 10.4 are incorporated by reference to Exhibits to CERBCO, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

10.5	CERBCO, Inc. Severance Agreement (Incorporated by reference to CERBCO, Inc. Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2002)

10.6 10.7	INEI Corporation Retention Incentive Agreement - George Wm. Erikson INEI Corporation Retention Incentive Agreement - Robert W. Erikson Exhibits 10.6 and 10.7 are incorporated by reference to Exhibits to CERBCO, Inc. Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the Year Ended June 30, 2004; Balance Sheet Information and Consolidating Reclassification and Elimination Entries as of June 30, 2004, and Related Report of Independent Registered Public Accounting Firm (filed herewith)

*	The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-B.
**	Stockholders may obtain copies of any of the documents not included herein but filed with the SEC by writing to CERBCO, Inc., Attn: Corporate Secretary, 1419 Forest Drive, Suite 209, Annapolis, Maryland 21403; or on the internet at www.sec.gov.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

Item 14. Principal Accounting Fees and Services

AUDIT	AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by Aronson & Company for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2004 and June 30, 2003, and fees billed for other services rendered by Aronson & Company during those periods.

	2004	2003
Audit fees[1]	$28,891	$23,076
Audit related fees[2]	449	2,754
Tax fees[3]	9,026	7,377
All other fees[4]	0	0

Total	$38,366	$33,207

(1)	Audit fees consisted principally of audit work performed on the consolidated financial statements, as well as quarterly reviews of financial statements included in the Company’s Forms 10-QSB. The 2004 payments include billings for the audit for 2003 and quarterly reviews for 2004. The 2003 payments include billings for the audit for 2002 and quarterly reviews for 2003.
(2)	Audit related fees consisted principally of other reimbursable expenses and, in 2003, fees for Aronson & Company representatives to attend the Company’s Audit Committee meetings and annual meeting of stockholders for fiscal year 2002.
(3)	Tax fees consisted principally of tax compliance and reporting.
(4)	The Company generally does not engage Aronson & Company for “other” services.

AUDIT	COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s procedure is to review any proposed engagement of its independent public accountants, whether for auditing or other services, and to give its prior approval of such engagement, considering, among other things, whether the proposed engagement would impact the independence of the independent public accountants.

SERVICES	BY EMPLOYEES OF ARONSON & COMPANY

No part of Aronson & Company’s engagement to audit the Company’s financial statements for the fiscal years ended June 30, 2004 and 2003 was attributable to work performed by persons other than Aronson & Company’s permanent employees.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland, on September 28, 2004.

CERBCO, Inc.

/s/ ROBERT W. ERIKSON
Robert W. Erikson
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date

/s/ ROBERT W. ERIKSON Robert W. Erikson	Director, Principal Executive Officer	September 28, 2004
President

/s/ GEORGE Wm. ERIKSON George Wm. Erikson	Director, Principal Executive Officer	September 28, 2004
Chairman & General Counsel

/s/ ROBERT F. HARTMAN Robert F. Hartman	Principal Financial Officer, Principal Accounting Officer	September 28, 2004
Vice President, Secretary & Treasurer

/s/ WEBB C. HAYES, IV Webb C. Hayes, IV	Director	September 28, 2004

/s/ PAUL C. KINCHELOE, JR. Paul C. Kincheloe, Jr.	Director	September 28, 2004

CERBCO, Inc.

1419 Forest Drive, Suite 209 • Annapolis • Maryland 21403

Tel: 443.482.3374

Fax: 410.263.2960