Form 10QSB
period 2004-09-30
CERBCO INC
filed 2004-11-12
CIK 826821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

443-482-3374

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 1, 2004, the following number of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	1,197,867
Class B Common Stock	290,089

Total	1,487,956

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended Sept. 30,
	2004	2003
Sales	$0	$0

Costs and Expenses:
General and administrative expenses	156,235	165,597

Total Costs and Expenses	156,235	165,597

Operating Loss	(156,235)	(165,597)

Investment Income	40,455	64,936
Other Expense - Net	(7,262)	(751,773)

Loss Before Income Taxes	(123,042)	(852,434)

Credit for Income Taxes	(35,000)	0

Loss From Continuing Operations	(88,042)	(852,434)

Earnings from Discontinued Operations – Net of Non-Owned Interests and Income Taxes	0	1,371,804

Net (Loss) Earnings	$(88,042)	$519,370

Basic and Diluted (Loss) Earnings per Share:
Loss from continuing operations	$(0.06)	$(0.58)
Earnings from discontinued operations	0.00	0.93

Net (loss) earnings per share	$(0.06)	$0.35

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2004

(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$9,232,729
Marketable securities	6,052,573
Interest receivable	100,054
Prepaid expenses and other	31,952

Total Current Assets	15,417,308

Property, Plant and Equipment - less accumulated depreciation	4,769

Other Assets:
Cash surrender value of SERP life insurance	2,003,270
Marketable securities	992,383
Deposits and other	44,489
Total assets of discontinued operations	8,843,109

Total Other Assets	11,883,251

Total Assets	$27,305,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$44,960

Total Current Liabilities	44,960

Other Liabilities
Accrued SERP liability	3,050,334
Total liabilities of discontinued operations	4,287,782

Total Liabilities	7,383,076

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries	2,021,269

Stockholders’ Equity:
Common stock, $0.10 par value Authorized: 3,500,000 shares Issued and outstanding: 1,197,867 shares	119,786
Class B Common stock (convertible), $0.10 par value Authorized: 700,000 shares Issued and outstanding: 290,089 shares	29,009
Additional paid-in capital	7,578,028
Retained earnings	10,174,160

Total Stockholders’ Equity	17,900,983

Total Liabilities and Stockholders’ Equity	$27,305,328

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended Sept. 30,
	2004	2003
Cash Flows from Operating Activities:
Net (loss) earnings	$(88,042)	$519,370
Adjustments to reconcile net (loss) earnings to net cash (used in) from operations:
Net (earnings) from discontinued operations	0	(1,371,804)
Depreciation and amortization	320	319
Increase in SERP liability	0	796,071
Changes in operating assets and liabilities:
Increase in accounts receivable	(52,733)	(5,963)
Decrease in other current assets	42,157	116,786
(Decrease) increase in accounts payable and accrued expenses	(1,400)	13,820

Net Cash Flows (Used in) From Continuing Operations	(99,698)	68,599
Net Cash Flows From Discontinued Operations	1,100	3,026,215

Net Cash (Used in ) From Operating Activities	(98,598)	3,094,814

Cash Flows from Investing Activities:
Change in marketable securities - net	2,470,915	(4,000)
Decrease (increase) in cash surrender value of SERP life insurance	7,262	(44,298)

Net Cash From (Used in) Investing Activities	2,478,177	(48,298)

Cash Flows from Financing Activities:
Dividends paid	(148,796)	(148,296)

Net Cash Used in Financing Activities	(148,796)	(148,296)

Net Increase in Cash and Cash Equivalents	2,230,783	2,898,220
Cash and Cash Equivalents at Beginning of Period	7,001,946	4,592,155

Cash and Cash Equivalents at End of Period	$9,232,729	$7,490,375

Supplemental disclosure of cash flow information:
Interest paid	$0	$0
Income taxes refunded	$35,691	$79,384

See notes to condensed consolidated financial statements.

CERBCO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Financial Information

The condensed consolidated financial statements include the accounts of the parent holding company, CERBCO, Inc. (“CERBCO”); its wholly-owned subsidiary, CERBERONICS, Inc. (“CERBERONICS”), a Delaware holding company; and its majority-controlled subsidiary, INEI Corporation (“INEI”), formerly known as Insituform East, Incorporated (“Insituform East”) (together, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheet as of September 30, 2004, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

2. Earnings (Loss) Per Share

Basic earnings (loss) per share data are calculated by dividing the earnings or loss for the period by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share data are calculated using the weighted average number of shares of common stock plus dilutive common stock equivalents outstanding during each period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents represent outstanding stock options. The following numbers of shares have been used in the per share computations:

For the three months ended Sept. 30,
2004	2003
1,487,956	1,482,956

3. Discontinued Operations

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

Under the terms of the Agreement, INEI agreed that, after closing of the Asset Sale, it would, among other things, consider in good faith the dissolution of INEI. Accordingly, since June 30, 2003, all of INEI’s activities were considered to be discontinued.

In December 2003, INEI completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., a subsidiary of Atlantic Transportation Equipment, Ltd. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for INEI’s portion of closing costs and an escrow of $225,000 pending final clean-up of certain areas of the property.

INEI’s stockholders approved a plan of dissolution and liquidation at INEI’s annual meeting of stockholders on June 30, 2004, and INEI was dissolved as of June 30, 2004. INEI’s directors and officers are currently implementing the plan of dissolution and liquidation.

The operating results of INEI for the three months ended September 30, 2004 and 2003 are shown separately in the accompanying Condensed Consolidated Statements of Operations as results from discontinued operations. Sales revenues of $117,270 and $1,782,882 for the three months ended September 30, 2004 and 2003, respectively, are included in the results from discontinued operations and are not shown as sales in the accompanying Condensed Consolidated Statements of Operations.

At September 30, 2004, the assets and liabilities of discontinued operations were as follows:

Discontinued Assets:
Cash and cash equivalents	$7,574,879
Cash in escrow	775,000
Accounts receivable, net of an allowance for doubtful accounts	238,205
Inventories	133,294
Prepaid expenses and other	61,834
Property, plant and equipment, net of accumulated depreciation	59,897

Total assets of discontinued operations	$8,843,109

Discontinued Liabilities:
Accounts payable	$132,180
Accrued compensation and other expenses	1,494,731
Distributions payable	2,660,871

Total liabilities of discontinued operations	$4,287,782

4. Marketable Securities

Marketable securities consist of:

	September 30, 2004
	Amortized Cost	Fair Value
Current:
U.S. Government and agencies	$6,052,573	$6,048,930
Long-term:
U.S. Government and agencies	992,383	994,880

	$7,044,956	$7,043,810

5. Equity in INEI

At September 30, 2004, CERBCO beneficially held 1,414,850 shares of INEI Common Stock, par value $0.04 per share (the “Common Stock”), and 296,141 shares of convertible INEI Class B Common Stock, par value $0.04 per share (the “Class B Common Stock”), representing approximately 34.7% of the Common Stock, 99.5% of the Class B Common Stock, 39.1% of the total equity and 62.1% of the total voting power of all outstanding classes of INEI stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of INEI’s Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

From time to time, INEI issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO’s equity ownership percentage. No additional shares were issued in the three months ended September 30, 2004. If all the options outstanding at September 30, 2004 were exercised, the resulting percentages of CERBCO’s equity ownership and total voting power would be 36.9% and 59.8%, respectively.

From time to time, INEI purchases shares of its common stock for treasury. Changes in capital structure resulting from such stock purchases increase CERBCO’s equity ownership percentage. INEI did not purchase any shares during the three months ended September 30, 2004.

6. Contingencies

The Company is involved in certain contingencies arising out of the ordinary course of business, the aggregate of which will not, in the opinion of management, materially affect the Company’s financial position or results of operations.

7. Supplemental Executive Retirement Plan (“SERP”)

CERBCO adopted unfunded SERP agreements (the “Agreements”) with its three executive officers, effective as of January 1, 1994. CERBCO established a trust to facilitate the payment of benefits under the Agreements. Funds in the trust are invested in variable life insurance policies and are included in the accompanying Condensed Consolidated Balance Sheet as cash surrender value of SERP life insurance. Assets of the trust are subject to the claims of CERBCO’s creditors in the event of CERBCO’s bankruptcy or insolvency.

On September 24, 2003, the CERBCO Board of Directors preliminarily determined by affirmative resolution that, in due course, CERBCO should be orderly liquidated and dissolved. Such determination was made, among other reasons, in light of the September 5, 2003 consummation of the sale of the business, licenses and most operating assets of CERBCO’s sole operating subsidiary, INEI, and such subsidiary’s disclosed intent to orderly liquidate and dissolve in due course. The change from an assumption that CERBCO will continue in perpetuity to an assumption of possible near-term liquidation and dissolution, similarly effects a change in the accounting assumptions applicable to the Agreements. As it is now questionable whether the Company’s executive officers will continue employment to the Agreements’ assumed normal retirement age of 65, accounting assumptions were changed in fiscal year 2004 to accrue SERP liability on a present value basis for the SERP accounting year (i.e., calendar year) containing the reporting period with anticipated, lump-sum payouts currently assumed to be made under the Agreements in January 2005. Based on such change of accounting assumptions, as of September 30, 2003, and effective for and through calendar year 2003, the Company readjusted the accrued SERP liability during the fiscal year ended June 30, 2004 in the amount of $796,072. In December 2003, two of the Company’s executive officers filed a claim with the Company indirectly calling into question whether the SERP liability in the accompanying Condensed Consolidated Balance Sheet adequately reflects the full extent of the benefits believed by such officers to be due under the Agreements. Such officers estimate the additional liability could be as high as approximately $1,500,000. A Special Committee consisting of CERBCO’s two independent directors presently disputes the validity of such claim; however, negotiations between the Committee and the executives with respect to the claim are ongoing. Pending a final determination with respect to the claim, no provision for potential additional SERP liability related to the claim has been accrued by the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview and Outlook

The Company reported a consolidated loss from continuing operations and a consolidated net loss of -$88,042 (-$0.06 per share) for the first quarter of the fiscal year ended September 30, 2004. For the first quarter of the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$852,434 (-$0.58 per share) and consolidated net earnings of $519,370 ($0.35 per share). Sales of $117,270 and $1,782,882 recognized by INEI Corporation, the Company’s majority-controlled and then sole operating segment, for the three months ended September 30, 2004 and 2003, respectively, are included in the results from discontinued operations.

The Company attributed its negative results for the quarter ended September 30, 2004 to its ongoing expenses as it continues to wind up its previous operations. The Company attributed its positive results for the quarter ended September 30, 2003 to the discontinued operations of INEI during that period. INEI recognized net earnings of $3,493,155 in the quarter ended September 30, 2003, contributing earnings from discontinued operations of $1,371,804 (39.3%) to the Company, primarily as a result of a $5.5 million sale of substantially all of its business under an Asset Sale closed on September 5, 2003. INEI recognized a gain of approximately $5.0 million on the sale.

Until the Asset Sale, INEI and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines primarily using cured-in-place pipe (“CIPP”) rehabilitation processes. INEI and, consequently, the Company, have not had any ongoing operations subsequent to the Asset Sale, other than those of Try Tek Machine Works, Inc. (“Try Tek”), a wholly-owned subsidiary of INEI, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using CIPP processes. Try Tek’s operations have been significantly curtailed since May 2003.

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

INEI held as of September 30, 2004:

•	One parcel of improved real property located in Hanover, PA, used to house the business of Try Tek,;

•	Cash and cash equivalents in the approximate amount of $8.3 million, substantially all of which represents residual net proceeds from the sales of INEI’s property, equipment and other assets;

•	Residual inventory, equipment and other assets not part of the Asset Sale in the approximate amount of $225,000; and

•	Accounts receivable in the approximate amount of $238,000.

INEI anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of INEI’s liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

On September 24, 2003, the Company’s Board of Directors concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of CERBCO and its stockholders. The CERBCO Board preliminarily adopted a plan of dissolution and liquidation and presently intends to submit a definitive plan and a final form of proposed dissolution to a vote of its stockholders. Although the Company has not yet resolved a pending claim by two of the Company’s executives concerning the appropriate SERP or other retirement liability of the Company, the CERBCO Board, at a meeting on September 28, 2004, called an annual meeting of stockholders to be held February 16, 2005. In addition to holding an election of directors, it is anticipated that the proposed plan of dissolution and liquidation also will be submitted to the Company’s stockholders at that meeting. Discussions with and deliberations by a Special Committee of the CERBCO Board reviewing the pending SERP claim are continuing.

In connection with the contemplated dissolution proposal, while the Company at the present time is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, it currently anticipates that the amount ultimately distributable to its stockholders will be between $8.50 and $11.50 per share of Common Stock and Class B Common Stock. To the extent that the value of its assets is less, or the amount of its liabilities or the amounts that it expends during the liquidation are greater, than the Company anticipates, it is possible that stockholders may receive substantially less than the Company presently anticipates.

Results of Operations

The results from continuing operations are the results of the parent company, CERBCO. CERBCO’s interests in INEI’s discontinued operations are shown as results from discontinued operations – net of non-owned interests and income taxes.

Three Months Ended 9/30/04 Compared with Three Months Ended 9/30/03

CERBCO’s general and administrative expenses decreased approximately 6% in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003, primarily due to a decrease in executive salaries paid in the first quarter of fiscal year 2004.

Investment income decreased approximately 38%, primarily as a result of a decline in interest rates. Other expense-net decreased 99%, primarily due to the recognition of an adjustment on September 30, 2003 to the Company’s accrued SERP liability to reflect a change in accounting assumptions to accrue such liability on a present value basis with anticipated lump-sum beneficiary payouts in January 2005.

The results from discontinued operations -net for the quarter ended September 30, 2003 of $1,371,804 reflects the Company’s share (39.3%) of INEI’s pretax earnings of $4,388,155 and provision of $895,000 for income taxes. INEI recognized a gain of approximately $5.0 million on the sale of its business on September 5, 2003.

Financial Condition

During the quarter ended September 30, 2004, the Company’s operating activities used approximately $100,000 in cash. The Company’s net loss was increased by the net effect of changes in items that affected the Company’s cash, including an approximately $53,000 increase in interest receivable and an approximately $42,000 decrease in prepaid insurance and other prepaid expenses.

The Company’s investing activities provided approximately $2,478,000 during the quarter ended September 30, 2004, primarily due to the redemption of marketable securities as certain U.S. Government securities matured during the period. The Company used approximately $149,000 in its financing activities due to the payment of dividends.

The Company’s liquidity remained strong with working capital of approximately $15.4 million. The Company has cash and temporary investments in marketable securities of approximately $16.3 million which it believes is more than adequate to meet its cash flow requirements in the foreseeable future.

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, the ability of the Company to resolve issues relating to the SERP dispute and achieving approval of a plan of liquidation and distribution, and, assuming a plan of distribution and liquidation can be adopted, approved and implemented, an unforeseen claim against the Company, a decline in value of the Company’s assets, or an unexpected increase in expenses during liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Except as may be required under federal law, the Company undertakes no obligation to update publicly any forward looking statements.

Item 3. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Corporate Executive Committee (“CEC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 14, 2004, Gary Rothrock, a stockholder of CERBCO, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, pursuant to 8 Del. C. §211(c), requesting that the court issue an order scheduling a 2004 meeting of stockholders of CERBCO and the election of directors of CERBCO. Under that section of the Delaware General Corporation Law, the Chancery Court may summarily order a meeting to be held upon application of a stockholder or a director if there has been a failure to hold the annual meeting or to take action by written consent in lieu of an annual meeting for a period of 30 days after the date designated for the annual meeting, or if no date has been designated, for a period of thirteen months after the last annual meeting. The last annual meeting of stockholders and election of directors of CERBCO was held on December 12, 2002. CERBCO’s Board of Directors, at a meeting on September 28, 2004, called an annual meeting to be held on February 16, 2005. The complaint was accordingly withdrawn and the action was dismissed voluntarily on October 6, 2004.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months ended September 30, 2004; Balance Sheet Information; and Consolidating Reclassification and Elimination Entries as of September 30, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004

CERBCO, Inc.
(Registrant)

/s/ ROBERT W. ERIKSON
Robert W. Erikson
President

/s/ ROBERT F. HARTMAN
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)