Form 10QSB
period 2004-12-31
CERBCO INC
filed 2005-02-22
CIK 826821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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

Yes ☒     No ☐

As of February 1, 2005, the following number of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	1,217,867
Class B Common Stock	290,089

Total	1,507,956

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2004	2003	2004	2003
Sales	$0	$0	$0	$0

Costs and Expenses:
General and administrative expenses	229,359	164,303	385,594	329,900

Total Costs and Expenses	229,359	164,303	385,594	329,900

Operating Loss	(229,359)	(164,303)	(385,594)	(329,900)

Investment Income	75,793	36,908	116,248	101,844
Other Income (Expense) - Net	(10,494)	169,330	(17,756)	(582,443)

Earnings (Loss) Before Income Taxes	(164,060)	41,935	(287,102)	(810,499)
Credit for Income Taxes	0	0	(35,000)	0

Earnings (Loss) From Continuing Operations	(164,060)	41,935	(252,102)	(810,499)

(Loss) Earnings from Discontinued Operations – Net of Non-Owned Interests and Income Taxes	0	(90,899)	0	1,276,197

Net (Loss) Earnings	$(164,060)	$(48,964)	$(252,102)	$465,698

Basic and Diluted (Loss) Earnings per Share:
(Loss) earnings from continuing operations	$(0.11)	$0.03	$(0.17)	$(0.55)
(Loss) earnings from discontinued operations	0.00	(0.06)	0.00	0.86

Net (loss) earnings per share	$(0.11)	$(0.03)	$(0.17)	$0.31

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2004

(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$8,409,774
Marketable securities	8,510,828
Interest receivable	52,343
Prepaid expenses and other	18,732

Total Current Assets	16,991,677

Property, Plant and Equipment - less accumulated depreciation	4,450

Other Assets:
Cash surrender value of SERP life insurance	2,145,169
Marketable securities	993,906
Deposits and other	44,489
Total assets of discontinued operations	4,273,345

Total Other Assets	7,456,909

Total Assets	$24,453,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$22,089

Total Current Liabilities	22,089

Other Liabilities
Accrued SERP liability	3,050,334
Total liabilities of discontinued operations	1,479,361

Total Liabilities	4,551,784

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries	1,971,929

Stockholders’ Equity:
Common stock, $0.10 par value Authorized: 3,500,000 shares Issued and outstanding: 1,217,867 shares	121,786
Class B Common stock (convertible), $0.10 par value Authorized: 700,000 shares Issued and outstanding: 290,089 shares	29,009
Additional paid-in capital	7,768,428
Retained earnings	10,010,100

Total Stockholders’ Equity	17,929,323

Total Liabilities and Stockholders’ Equity	$24,453,036

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended Dec. 31,
	2004	2003
Cash Flows from Operating Activities:
Net (loss) earnings	$(252,102)	$465,698
Adjustments to reconcile net (loss) earnings to net cash (used in) from operations:
Net (earnings) from discontinued operations	0	(1,276,197)
Depreciation and amortization	639	639
Increase in SERP liability	0	796,071
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,023)	(11,948)
Decrease in other current assets	55,377	143,797
Decrease in accounts payable and accrued expenses	(24,271)	(12,002)

Net Cash Flows (Used in) From Continuing Operations	(225,380)	106,058
Net Cash Flows From Discontinued Operations	1,713,104	3,026,215

Net Cash From Operating Activities	1,487,724	3,132,273

Cash Flows from Investing Activities:
Change in marketable securities - net	11,137	379,973
Increase in cash surrender value of SERP life insurance	(134,637)	(286,323)

Net Cash (Used in) From Investing Activities	(123,500)	93,650

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	192,400	51,250
Dividends paid	(148,796)	(148,296)

Net Cash From (Used in) Financing Activities	43,604	(97,046)

Net Increase in Cash and Cash Equivalents	1,407,828	3,128,877
Cash and Cash Equivalents at Beginning of Period	7,001,946	4,592,155

Cash and Cash Equivalents at End of Period	$8,409,774	$7,721,032

Supplemental disclosure of cash flow information:
Interest paid	$0	$0
Income taxes refunded	$35,691	$79,384

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

The Condensed Consolidated Balance Sheet as of December 31, 2004, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2004 and 2003, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented have been made.

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

For the three months ended Dec. 31,		For the six months ended Dec. 31,
2004	2003	2004	2003
1,493,608	1,483,717	1,493,608	1,490,782

3.	Discontinued Operations

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

INEI’s stockholders approved a plan of dissolution and liquidation at INEI’s annual meeting of stockholders on June 30, 2004, and INEI was dissolved as of June 30, 2004. INEI’s directors and officers are executing the plan of dissolution and liquidation.

The operating results of INEI for the three months and six months ended December 31, 2004 and 2003 are shown separately in the accompanying Condensed Consolidated Statements of Operations as results from discontinued operations. Sales revenues of $156,736 and $109,281 for the three months ended December 31, 2004 and 2003, respectively, and $274,006 and $1,892,501 for the six months ended December 31, 2004 and 2003, respectively, are included in the results from discontinued operations and are not shown as sales in the accompanying Condensed Consolidated Statements of Operations.

At December 31, 2004, the assets and liabilities of discontinued operations were as follows:

Discontinued Assets:
Cash and cash equivalents	$3,588,051
Cash in escrow	225,000
Accounts receivable, net of an allowance for doubtful accounts	255,050
Inventories	138,179
Prepaid expenses and other	7,168
Property, plant and equipment, net of accumulated depreciation	59,897

Total assets of discontinued operations	$4,273,345

Discontinued Liabilities:
Accounts payable	$17,325
Accrued compensation and other expenses	1,462,036

Total liabilities of discontinued operations	$1,479,361

4.	Marketable Securities

Marketable securities consist of:

	December 31, 2004
	Amortized Cost	Fair Value
Current:
U.S. Government and agencies	$8,510,828	$8,494,140
Long-term:
U.S. Government and agencies	993,906	990,390

	$9,504,734	$9,484,530

5.	Equity in INEI

At December 31, 2004, CERBCO beneficially held 1,414,850 shares of INEI Common Stock, par value $0.04 per share (the “Common Stock”), and 296,141 shares of convertible INEI Class B Common Stock, par value $0.04 per share (the “Class B Common Stock”), representing approximately 34.7% of the Common Stock, 99.5% of the Class B Common Stock, 39.1% of the total equity and 62.1% of the total voting power of all outstanding classes of INEI stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of INEI’s Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

From time to time, INEI issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO’s equity ownership percentage. If all the options outstanding at December 31, 2004 were exercised, the resulting percentages of CERBCO’s equity ownership and total voting power would be 36.9% and 59.8%, respectively.

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

On September 24, 2003, the CERBCO Board of Directors preliminarily determined by affirmative resolution that, in due course, CERBCO should be orderly liquidated and dissolved. Such determination was made, among other reasons, in light of the September 5, 2003 consummation of the sale of the business, licenses and most operating assets of CERBCO’s sole operating subsidiary, INEI, and such subsidiary’s disclosed intent to orderly liquidate and dissolve in due course. The change from an assumption that CERBCO will continue in perpetuity to an assumption of possible near-term liquidation and dissolution, similarly effects a change in the accounting assumptions applicable to the Agreements. As it is now questionable whether the Company’s executive officers will continue employment to the Agreements’ assumed normal retirement age of 65, accounting assumptions were changed in fiscal year 2004 to accrue SERP liability on a present value basis for the SERP accounting year (i.e., calendar year) containing the reporting period with anticipated, lump-sum payouts currently assumed to be made under the Agreements in January 2006. Based on such change of accounting assumptions, as of September 30, 2003, and effective for and through calendar year 2003, the Company readjusted the accrued SERP liability during the fiscal year ended June 30, 2004 in the amount of $796,072. In December 2003, two of the Company’s executive officers filed a claim with the Company indirectly calling into question whether the SERP liability in the accompanying Condensed Consolidated Balance Sheet adequately reflects the full extent of the benefits believed by such officers to be due under the Agreements. Such officers estimate the additional liability could be as high as approximately $1,500,000. A Special Committee consisting of CERBCO’s two independent directors presently disputes the validity of such claim; however, negotiations between the Committee and the executives with respect to the claim are ongoing. Pending a final determination with respect to the claim, no provision for potential additional SERP liability related to the claim has been accrued by the Company.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Overview and Outlook

The Company reported a consolidated loss from continuing operations and a consolidated net loss of -$164,060 (-$0.11 per share) for the second quarter of fiscal year 2005, which ended December 31, 2004. For the second quarter of the previous fiscal year, the Company recognized consolidated earnings from continuing operations of $41,935 ($0.03 per share) and a consolidated net loss of -$48,964 (-$0.03 per share).

The Company reported a consolidated loss from continuing operations and a consolidated net loss of -$252,102 (-$0.17 per share) for the first six months of fiscal year 2005. For the first six months of the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$810,499 (-$0.55 per share) and consolidated net earnings of $465,698 ($0.31 per share). Sales of $109,619 and $1,892,501 recognized by INEI Corporation, the Company’s majority-controlled and then sole operating segment, for the three months and six months ended December 31, 2003, respectively, are included in the results from discontinued operations.

The Company attributed its negative results for the three months and six months ended December 31, 2004, and the three months ended December 31, 2003, to its ongoing expenses as it continues to wind up its previous operations. The Company attributed its positive results for the six months ended December 31, 2003 to the discontinued operations of INEI during that period. INEI recognized net earnings of $3,260,894 for the six months, contributing earnings from discontinued operations of $1,276,197 (39.1%) to the Company. These earnings were primarily the result of a $5.5 million sale of substantially all of INEI’s business under an Asset Sale closed on September 5, 2003. INEI recognized a gain of approximately $5.0 million on the sale.

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

INEI held as of December 31, 2004:

•	One parcel of improved real property located in Hanover, PA, used to house the business of Try Tek,;

•	Cash and cash equivalents in the approximate amount of $3.8 million, substantially all of which represents residual net proceeds from the sales of INEI’s property, equipment and other assets;

•	Residual inventory, equipment and other assets not part of the Asset Sale in the approximate amount of $200,000; and

•	Accounts receivable in the approximate amount of $288,000.

INEI anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of INEI’s liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

On September 24, 2003, the Company’s Board of Directors concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of CERBCO and its stockholders. The CERBCO Board preliminarily adopted a plan of dissolution and liquidation and presently intends to submit a definitive plan and a final form of proposed dissolution to a vote of its stockholders. The Company has not yet resolved a pending claim by two of the Company’s executives concerning the appropriate SERP or other retirement liability of the Company Discussions with and deliberations by a Special Committee of the CERBCO Board reviewing the pending SERP claim are continuing.

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

Three Months Ended 12/31/04 Compared with Three Months Ended 12/31/03

CERBCO’s general and administrative expenses increased approximately 40% in the second quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004, primarily due to additional compensation recognized in connection with the exercise of stock options by the Company’s directors in the second quarter of fiscal year 2005.

Investment income increased approximately 105%, primarily as a result of an increase in invested cash from the receipt of a liquidating distribution from INEI on November 1, 2004. Other income (expense)-net decreased 106%, primarily due to increases in cash surrender values of insurance policies funding the Company’s supplemental retirement plan (SERP) in the three months ended December 31, 2003. Such cash surrender values decreased slightly in the three months ended December 31, 2004.

The loss from discontinued operations-net for the quarter ended December 31, 2003 of -$90,899 reflects the Company’s share (39.1%) of INEI’s net loss of -$232,261. INEI substantially ceased all operations on the sale of its business on September 5, 2003.

Six Months Ended 12/31/04 Compared with Six Months Ended 12/31/03

CERBCO’s general and administrative expenses increased approximately 17% in the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004, primarily due to additional compensation recognized in connection with the exercise of stock options by the Company’s directors in the second quarter of fiscal year 2005.

Investment income increased approximately 14%, primarily as a result of an increase in invested cash from the repayment by INEI of an intercompany loan of $3 million on September 5, 2003 and the receipt of a liquidating distribution from INEI on November 1, 2004. Other expense-net decreased 97%, primarily due to the recognition of an adjustment on September 30, 2003 to the Company’s accrued SERP liability to reflect a change in accounting assumptions to accrue such liability on a present value basis with anticipated lump-sum beneficiary payouts in January 2006.

The earnings from discontinued operations-net for the six months ended December 31, 2003 of $1,276,197 reflects the Company’s share (39.1%) of INEI’s pretax earnings of $4,155,894 and provision of $895,000 for income taxes. INEI recognized a gain of approximately $5.0 million on the sale of its business on September 5, 2003.

Financial Condition

During the six months ended December 31, 2004, the Company’s operating activities used approximately $225,000 in cash. The Company’s net loss was decreased by the net effect of changes in items that affected the Company’s cash, including an approximately $55,000 decrease in prepaid insurance and other prepaid expenses and an approximately $24,000 decrease in accounts payable. The Company received approximately $1.7 million in cash from the discontinued operations of INEI as the result of a liquidating distribution.

The Company’s investing activities used approximately $124,000 during the six months ended December 31, 2004, primarily due to increases in cash surrender values of insurance policies funding the Company’s supplemental retirement plan (SERP). The Company used approximately $44,000 in its financing activities due to the payment of approximately $149,000 in dividends and the receipt of approximately $192,000 from the exercise of stock options by the Company’s directors.

The Company’s liquidity remained strong with working capital of approximately $17.0 million. The Company has cash and temporary investments in marketable securities of approximately $17.9 million which it believes is more than adequate to meet its cash flow requirements in the foreseeable future.

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

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Corporate Executive Committee (“CEC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

Item 6.	Exhibits and Reports on Form 8-K

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months and six months ended December 31, 2004; Balance Sheet Information; and Consolidating Reclassification and Elimination Entries as of December 31, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2005

CERBCO, Inc.
(Registrant)

/s/ ROBERT W. ERIKSON
Robert W. Erikson
President

/s/ ROBERT F. HARTMAN
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)

CERBCO, Inc.

1419 Forest Drive, Suite 209 • Annapolis • Maryland 21403

Tel: 443.482.3374

Fax: 410.263.2960