Form 10QSB/A
period 2004-12-31
CERBCO INC
filed 2005-04-25
CIK 826821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Explanatory Note: The Quarterly Report on Form 10-QSB of CERBCO, Inc. for the fiscal quarter ended December 31, 2004 is hereby amended to correct an error with respect to its accounting for the exercise during that quarter of options to purchase 20,000 shares of CERBCO’s Common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2004	2003	2004	2003
Sales	$0	$0	$0	$0

Costs and Expenses:
General and administrative expenses	144,459	164,303	300,694	329,900

Total Costs and Expenses	144,459	164,303	300,694	329,900

Operating Loss	(144,459)	(164,303)	(300,694)	(329,900)

Investment Income	75,793	36,908	116,248	101,844
Other Income (Expense) - Net	(10,494)	169,330	(17,756)	(582,443)

Earnings (Loss) Before Income Taxes	(79,160)	41,935	(202,202)	(810,499)

Credit for Income Taxes	0	0	(35,000)	0

Earnings (Loss) From Continuing Operations	(79,160)	41,935	(167,202)	(810,499)

(Loss) Earnings from Discontinued Operations – Net of Non-Owned Interests and Income Taxes	0	(90,899)	0	1,276,197

Net (Loss) Earnings	$(79,160)	$(48,964)	$(167,202)	$465,698

Basic and Diluted (Loss) Earnings per Share:
(Loss) earnings from continuing operations	$(0.05)	$0.03	$(0.11)	$(0.55)
(Loss) earnings from discontinued operations	0.00	(0.06)	0.00	0.86

Net (loss) earnings per share	$(0.05)	$(0.03)	$(0.11)	$0.31

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2004

(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$8,409,774
Marketable securities	8,510,828
Interest receivable	52,343
Prepaid expenses and other	18,732

Total Current Assets	16,991,677

Property, Plant and Equipment - less accumulated depreciation	4,450

Other Assets:
Cash surrender value of SERP life insurance	2,145,169
Marketable securities	993,906
Deposits and other	44,489
Total assets of discontinued operations	4,273,345

Total Other Assets	7,456,909

Total Assets	$24,453,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$22,089

Total Current Liabilities	22,089

Other Liabilities
Accrued SERP liability	3,050,334
Total liabilities of discontinued operations	1,479,361

Total Liabilities	4,551,784

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries	1,971,929

Stockholders’ Equity:
Common stock, $0.10 par value Authorized: 3,500,000 shares Issued and outstanding: 1,217,867 shares	121,786
Class B Common stock (convertible), $0.10 par value Authorized: 700,000 shares Issued and outstanding: 290,089 shares	29,009
Additional paid-in capital	7,683,528
Retained earnings	10,095,000

Total Stockholders’ Equity	17,929,323

Total Liabilities and Stockholders’ Equity	$24,453,036

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended Dec. 31,
	2004	2003
Cash Flows from Operating Activities:
Net (loss) earnings	$(167,202)	$465,698
Adjustments to reconcile net (loss) earnings to net cash (used in) from operations:
Net (earnings) from discontinued operations	0	(1,276,197)
Depreciation and amortization	639	639
Increase in SERP liability	0	796,071
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,023)	(11,948)
Decrease in other current assets	55,377	143,797
Decrease in accounts payable and accrued expenses	(24,271)	(12,002)

Net Cash Flows (Used in) From Continuing Operations	(140,480)	106,058
Net Cash Flows From Discontinued Operations	1,713,104	3,026,215

Net Cash From Operating Activities	1,572,624	3,132,273

Cash Flows from Investing Activities:
Change in marketable securities - net	11,137	379,973
Increase in cash surrender value of SERP life insurance	(134,637)	(286,323)

Net Cash (Used in) From Investing Activities	(123,500)	93,650

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	107,500	51,250
Dividends paid	(148,796)	(148,296)

Net Cash Used in Financing Activities	(41,296)	(97,046)

Net Increase in Cash and Cash Equivalents	1,407,828	3,128,877
Cash and Cash Equivalents at Beginning of Period	7,001,946	4,592,155

Cash and Cash Equivalents at End of Period	$8,409,774	$7,721,032

Supplemental disclosure of cash flow information:
Interest paid	$0	$0
Income taxes refunded	$35,691	$79,384

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

For the three months ended Dec. 31,		For the six months ended Dec. 31,
2004	2003	2004	2003
1,493,608	1,483,717	1,490,782	1,483,336

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview and Outlook

The Company reported a consolidated loss from continuing operations and a consolidated net loss of -$79,160 (-$0.05 per share) for the second quarter of fiscal year 2005, which ended December 31, 2004. For the second quarter of the previous fiscal year, the Company recognized consolidated earnings from continuing operations of $41,935 ($0.03 per share) and a consolidated net loss of - $48,964 (-$0.03 per share).

The Company reported a consolidated loss from continuing operations and a consolidated net loss of -$167,202 (-$0.11 per share) for the first six months of fiscal year 2005. For the first six months of the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$810,499 (-$0.55 per share) and consolidated net earnings of $465,698 ($0.31 per share). Sales of $109,619 and $1,892,501 recognized by INEI Corporation, the Company’s majority-controlled and then sole operating segment, for the three months and six months ended December 31, 2003, respectively, are included in the results from discontinued operations.

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

INEI held as of December 31, 2004:

•	One parcel of improved real property located in Hanover, PA, used to house the business of Try Tek;

•	Cash and cash equivalents in the approximate amount of $3.8 million, substantially all of which represents residual net proceeds from the sales of INEI’s property, equipment and other assets;

•	Residual inventory, equipment and other assets not part of the Asset Sale in the approximate amount of $200,000; and

•	Accounts receivable in the approximate amount of $288,000.

INEI anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of INEI’s liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

On September 24, 2003, the Company’s Board of Directors concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of CERBCO and its stockholders. The CERBCO Board preliminarily adopted a plan of dissolution and liquidation and presently intends to submit a definitive plan and a final form of proposed dissolution to a vote of its stockholders. The Company has not yet resolved a pending claim by two of the Company’s executives concerning the appropriate SERP or other retirement liability of the Company. Discussions with and deliberations by a Special Committee of the CERBCO Board reviewing the pending SERP claim are continuing.

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

Three Months Ended 12/31/04 Compared with Three Months Ended 12/31/03

CERBCO’s general and administrative expenses decreased approximately 12% in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004, primarily due to a decrease in executive salaries paid in the second quarter of fiscal year 2005.

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

Six Months Ended 12/31/04 Compared with Six Months Ended 12/31/03

CERBCO’s general and administrative expenses decreased approximately 9% in the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004, primarily due to a decrease in executive salaries paid in the second quarter of fiscal year 2005.

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

Financial Condition

During the six months ended December 31, 2004, the Company’s operating activities used approximately $140,000 in cash. The Company’s net loss was decreased by the net effect of changes in items that affected the Company’s cash, including an approximately $55,000 decrease in prepaid insurance and other prepaid expenses and an approximately $24,000 decrease in accounts payable. The Company received approximately $1.7 million in cash from the discontinued operations of INEI as the result of a liquidating distribution.

The Company’s investing activities used approximately $124,000 during the six months ended December 31, 2004, primarily due to increases in cash surrender values of insurance policies funding the Company’s supplemental retirement plan (SERP). The Company used approximately $41,000 in its financing activities as the payment of approximately $149,000 in dividends was offset by approximately $108,000 received from the exercise of stock options by the Company’s directors.

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

Item 3. Controls and Procedures

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Corporate Executive Committee (“CEC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 1 to its quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2005

CERBCO, Inc.
(Registrant)

/s/ ROBERT W. ERIKSON
Robert W. Erikson
President

/s/ ROBERT F. HARTMAN
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)

CERBCO, Inc.

1419 Forest Drive, Suite 209 • Annapolis • Maryland 21403

Tel: 443.482.3374

Fax: 410.263.2960