Form 10QSB
period 2005-03-31
CERBCO INC
filed 2005-05-16
CIK 826821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

As of May 8, 2005, the following numbers of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	1,217,867
Class B Common Stock	290,089

Total	1,507,956

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
	2005	2004	2005	2004
Sales	$0	$0	$0	$0

Costs and Expenses:
General and administrative expenses	819,426	522,557	1,205,020	852,457

Total Costs and Expenses	819,426	522,557	1,205,020	852,457

Operating Loss	(819,426)	(522,557)	(1,205,020)	(852,457)

Investment Income	136,772	26,385	253,020	128,229
Other Expense - Net	(1,813)	(1,224)	(19,569)	(583,667)

Loss Before Income Taxes	(684,467)	(497,396)	(971,569)	(1,307,895)

Credit for Income Taxes	0	0	(35,000)	0

Loss From Continuing Operations	(684,467)	(497,396)	(936,569)	(1,307,895)

(Loss) Earnings from Discontinued Operations – Net of Non-Owned Interests and Income Taxes	0	(526,453)	0	749,744

Net Loss	$(684,467)	$(1,023,849)	$(936,569)	$(558,151)

Basic and Diluted Loss per Share:
Loss from continuing operations	$(0.45)	$(0.33)	$(0.63)	$(0.88)
(Loss) earnings from discontinued operations	0.00	(0.36)	0.00	0.50

Net loss per share	$(0.45)	$(0.69)	$(0.63)	$(0.38)

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2005

(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$11,114,002
Marketable securities	6,498,604
Accounts receivable	131,564
Cash surrender value of SERP life insurance Prepaid expenses and other	2,142,666 80,683

Total Current Assets	19,967,519

Property, Plant and Equipment - less accumulated depreciation	4,130

Other Assets:
Deposits and other	44,489
Total assets of discontinued operations	3,472,945

Total Other Assets	3,517,434

Total Assets	$23,489,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$108,367
Accrued SERP liability	3,668,704

Total Current Liabilities	3,777,071

Total liabilities of discontinued operations	732,608

Total Liabilities	4,509,679

Commitments and Contingencies

Non-Owned Interests in Consolidated Subsidiaries	1,819,448

Stockholders’ Equity:
Common stock, $0.10 par value Authorized: 3,500,000 shares Issued and outstanding: 1,217,867 shares	121,786
Class B Common stock (convertible), $0.10 par value Authorized: 700,000 shares Issued and outstanding: 290,089 shares	29,009
Additional paid-in capital	7,683,528
Retained earnings	9,325,633

Total Stockholders’ Equity	17,159,956

Total Liabilities and Stockholders’ Equity	$23,489,083

See notes to condensed consolidated financial statements.

CERBCO, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended Mar. 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(936,569)	$(558,151)
Adjustments to reconcile net loss to net cash (used in) from operations:
Net (earnings) from discontinued operations	0	(749,744)
Depreciation and amortization	959	959
Increase in SERP liability	618,370	1,105,092
Changes in operating assets and liabilities:
Increase in accounts receivable	(62,327)	(45,855)
(Increase) decrease in other current assets	(28,491)	77,549
Increase (decrease) in accounts payable and accrued expenses	62,007	(9,415)

Net Cash Flows Used in Continuing Operations	(346,051)	(179,565)
Net Cash Flows From Discontinued Operations	1,614,270	3,058,606

Net Cash From Operating Activities	1,268,219	2,879,041

Cash Flows From Investing Activities:
Change in marketable securities - net	3,017,267	1,475,202
Increase in cash surrender value of SERP life insurance	(132,134)	(285,267)

Net Cash From Investing Activities	2,885,133	1,189,935

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	107,500	51,250
Dividends paid	(148,796)	(148,296)

Net Cash Used in Financing Activities	(41,296)	(97,046)

Net Increase in Cash and Cash Equivalents	4,112,056	3,971,930
Cash and Cash Equivalents at Beginning of Period	7,001,946	4,592,155

Cash and Cash Equivalents at End of Period	$11,114,002	$8,564,085

Supplemental disclosure of cash flow information:
Interest paid	$0	$0
Income taxes refunded	$35,691	$79,384

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

The Condensed Consolidated Balance Sheet as of March 31, 2005, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2005 and 2004, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.

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

For the three months ended Mar. 31,		For the nine months ended Mar. 31,
2005	2004	2005	2004
1,507,956	1,487,956	1,496,423	1,484,865

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

The operating results of INEI for the three months and nine months ended March 31, 2004 are shown separately in the accompanying Condensed Consolidated Statements of Operations as results from discontinued operations. Sales revenues of $112,134 for the three months ended March 31, 2004, and $2,004,973 for the nine months ended March 31, 2004, are included in the results from discontinued operations and are not shown as sales in the accompanying Condensed Consolidated Statements of Operations.

At March 31, 2005, the assets and liabilities of discontinued operations were as follows:

Discontinued Assets:
Cash and cash equivalents	$2,719,333
Cash in escrow	225,000
Accounts receivable, net of an allowance for doubtful accounts	250,397
Inventories	133,675
Prepaid expenses and other	84,643
Property, plant and equipment, net of accumulated depreciation	59,897

Total assets of discontinued operations	$3,472,945

Discontinued Liabilities:
Accounts payable	$12,843
Accrued compensation and other expenses	719,765

Total liabilities of discontinued operations	$732,608

4. Marketable Securities

Marketable securities consist of:

	March 31, 2005
	Amortized Cost	Fair Value
Current:
U.S. Government and agencies	$6,498,604	$6,447,525

5. Equity in INEI

At March 31, 2005, CERBCO beneficially held 1,414,850 shares of INEI Common Stock, par value $0.04 per share (the “Common Stock”), and 296,141 shares of convertible INEI Class B Common Stock, par value $0.04 per share (the “Class B Common Stock”), representing approximately 34.7% of the Common Stock, 99.5% of the Class B Common Stock, 39.1% of the total equity and 62.1% of the total voting power of all outstanding classes of INEI stock. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of INEI’s Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class.

From time to time, INEI issues additional shares of stock as a result of stock dividends and exercised stock options. Changes in capital structure resulting from such additional stock issues decrease CERBCO’s equity ownership percentage. If all the options outstanding at March 31, 2005 were exercised, the resulting percentages of CERBCO’s equity ownership and total voting power would be 37.6% and 60.5%, respectively.

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

On September 24, 2003, the CERBCO Board of Directors preliminarily determined by affirmative resolution that, in due course, CERBCO should be orderly liquidated and dissolved. Such determination was made, among other reasons, in light of the September 5, 2003 consummation of the sale of the business, licenses and most operating assets of CERBCO’s sole operating subsidiary, INEI, and such subsidiary’s disclosed intent to orderly liquidate and dissolve in due course. The change from an assumption that CERBCO will continue in perpetuity to an assumption of possible near-term liquidation and dissolution, similarly effected a change in the accounting assumptions applicable to the Agreements. As it was then questionable whether the Company’s executive officers would continue employment to the Agreements’ assumed normal retirement age of 65, accounting assumptions were changed in fiscal year 2004 to accrue SERP liability on a present value basis for the SERP accounting year (i.e., calendar year) containing the reporting period with anticipated, lump-sum payouts then assumed to be made under the Agreements in January 2005. Based on such change of accounting assumptions, as of September 30, 2003, and effective for and through calendar year 2003, the Company readjusted the accrued SERP liability during the fiscal year ended June 30, 2004 in the amount of $796,072.

Between August 2003 and February 2005, a Special Committee consisting of CERBCO’s two independent directors and its professional advisors negotiated with the Company’s senior executive officers and their respective professional advisors with respect to proposed amendments to such officers’ respective Agreements. On February 28, 2005, the Board of Directors authorized the execution on behalf of the Company of a Settlement and Retention Agreement (an “Agreement”) with each of George Wm. Erikson, the Company’s Chairman and General Counsel, Robert W. Erikson, the Company’s President, and Robert F. Hartman, the Company’s Vice President and Chief Financial Officer (each an “Executive”). The Agreements resolve previously disclosed claims regarding amounts payable to the Executives under Supplemental Executive Retirement Income Agreements (each, a SERP).

The Agreements each provide for the termination of the individual SERP on February 28, 2005, the payment within 90 days thereof of a lump sum settlement amount (the “SERP Payment”), and the payment of certain retention incentives and certain severance benefits. The SERP Payment has been calculated as of February 28, 2005 by independent actuaries. In addition, the Agreements include noncompetition and nonsolicitation provisions, and the Executives are required to execute a release of certain claims in order to receive the payments.

On the date of payment of the SERP Payment, the Company will also pay each Executive a lump sum amount (the “Make-Up Payment”) equal to the amount by which the aggregate of the SERP Annuity Payments (as defined in the Agreement) exceed the SERP Payment, calculated on the basis of certain assumptions set forth in the Agreement.

The Company has recognized $518,370 of SERP liability expense for the three months and nine months ended March 31, 2005, primarily as a result of these Agreements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview and Outlook

The Company reported a consolidated loss from continuing operations and a consolidated net loss of -$684,467 (-$0.45 per share) for the third quarter of fiscal year 2005, which ended March 31, 2005. For the third quarter of the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$497,396 ($0.33 per share) and a consolidated net loss of

-$1,023,849 (-$0.69 per share).

The Company reported a consolidated loss from continuing operations and a consolidated net loss of -$936,569 (-$0.63 per share) for the first nine months of fiscal year 2005. For the first nine months of the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$1,307,895 (-$0.88 per share) and a consolidated net loss of -$558,151 (-$0.38 per share). Sales of $112,134 and $2,004,973 recognized by INEI Corporation, the Company’s majority-controlled and then sole operating segment, for the three months and nine months ended March 31, 2004, respectively, are included in the results from discontinued operations.

The Company attributed its negative results for the three months and nine months ended March 31, 2005, and the three months and nine months ended March 31, 2004, to its ongoing expenses as it continues to wind up its previous operations. The Company’s consolidated net loss for the nine months ended March 31, 2004 was mitigated by the discontinued operations of INEI during that period. INEI recognized net earnings of $1,915,720 for the nine months, contributing earnings from discontinued operations of $749,744 (39.1%) to the Company. These earnings were primarily the result of a $5.5 million sale of substantially all of INEI’s business under an Asset Sale closed on September 5, 2003. INEI recognized a gain of approximately $5.0 million on the sale.

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

INEI held as of March 31, 2005:

•	One parcel of improved real property located in Hanover, PA, used to house the business of Try Tek;

•	Cash and cash equivalents in the approximate amount of $3.0 million, substantially all of which represents residual net proceeds from the sales of INEI’s property, equipment and other assets;

•	Residual inventory, equipment and other assets not part of the Asset Sale in the approximate amount of $280,000; and

•	Accounts receivable in the approximate amount of $250,000.

INEI anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of INEI’s liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

On September 24, 2003, the Company’s Board of Directors concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of CERBCO and its stockholders. The CERBCO Board preliminarily adopted a plan of dissolution and liquidation. Between August 2003 and February 2005, a Special Committee consisting of CERBCO’s two independent directors and its professional advisors negotiated with the Company’s senior executive officers and their respective professional advisors with respect to proposed amendments to such officers’ respective SERP agreements (the “Agreements”). On February 16, 2005, the CERBCO Board voted unanimously to approve a final version of the plan of dissolution and liquidation (the “Plan”) and to submit the Plan to the Company’s stockholders for approval. In addition, and as of February 28, 2005, the parties executed final agreements regarding amendments to the Agreements and other terms of retention and settlement arrangements. A Special Meeting of Stockholders to approve the Plan is expected to be held on or before June 30, 2005.

In connection with the contemplated dissolution proposal, while the Company at the present time is not able to predict with certainty the actual realizable value of its remaining non-cash assets, any additional amounts that the Company may receive in liquidation from INEI, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, it currently anticipates that the amount ultimately distributable to its stockholders will be between $9.25 and $10.75 per share of Common Stock and Class B Common Stock. To the extent that the value of its assets is less, or the amount of its liabilities or the amounts that it expends during the liquidation are greater, than the Company anticipates, it is possible that stockholders may receive substantially less than the Company presently anticipates.

Results of Operations

The results from continuing operations are the results of the parent company, CERBCO. CERBCO’s interests in INEI’s discontinued operations are shown as results from discontinued operations – net of non-owned interests and income taxes.

Three Months Ended 3/31/05 Compared with Three Months Ended 3/31/04

CERBCO’s general and administrative expenses increased approximately 57% in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004, primarily due to additional compensation recognized in connection with the SERP settlement agreements reached with the Company’s executive officers in the quarter ended March 31, 2005.

Investment income increased approximately 418%, primarily as a result of an increase in invested cash from the receipt of a liquidating distribution from INEI on November 1, 2004. Other income (expense)-net decreased 48%, primarily due to slightly greater decreases in cash surrender values of insurance policies funding the Company’s supplemental retirement plan (SERP) in the three months ended March 31, 2004 than in the three months ended March 31, 2005.

The loss from discontinued operations-net for the quarter ended March 31, 2004 of -$526,453 reflects the Company’s share (39.1%) of INEI’s net loss of -$1,353,660 for the period. INEI substantially ceased all operations on the sale of its business on September 5, 2003.

Nine Months Ended 3/31/05 Compared with Nine Months Ended 3/31/04

CERBCO’s general and administrative expenses increased approximately 41% in the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004, primarily due to additional compensation recognized in connection with the SERP settlement agreements reached with the Company’s executive officers in the quarter ended March 31, 2005.

Investment income increased approximately 97%, primarily as a result of an increase in invested cash from the repayment by INEI of an intercompany loan of $3 million on September 5, 2003 and the receipt of a liquidating distribution from INEI on November 1, 2004. Other expense-net decreased 97%, primarily due to the recognition of an adjustment on September 30, 2003 to the Company’s accrued SERP liability to reflect a change in accounting assumptions to accrue such liability on a present value basis due to then- anticipated lump-sum beneficiary payouts in January 2005.

The earnings from discontinued operations-net for the nine months ended March 31, 2004 of $749,744 reflects the Company’s share (39.1%) of INEI’s pretax earnings of $2,802,234 and provision of $895,000 for income taxes. INEI recognized a gain of approximately $5.0 million on the sale of its business on September 5, 2003.

Financial Condition

During the nine months ended March 31, 2005, the Company’s continuing operations used approximately $346,000 in cash. The Company’s net loss was offset by an increase in the SERP liability as a result of the settlements reached with the Company’s executives with respect to their claims as to benefits to be paid under the plan. The Company realized approximately $1.3 million in net cash from all operating activities as the Company received approximately $1.6 million in cash from the discontinued operations of INEI, primarily as the result of a liquidating distribution in the amount of $1.7 million in November 2004.

The Company’s investing activities realized approximately $2.9 million during the nine months ended March 31, 2005, primarily due to temporary increases in cash resulting from the maturity of various marketable securities. The Company used approximately $41,000 in its financing activities due to the payment of approximately $149,000 in dividends and the receipt of approximately $108,000 from the exercise of stock options by the Company’s directors.

The Company’s liquidity remained strong with working capital of approximately $16.2 million. The Company has cash and temporary investments in marketable securities of approximately $17.6 million which it believes is more than adequate to meet its cash flow requirements in the foreseeable future.

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

Item 3. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Corporate Executive Committee (“CEC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On February 16, 2005, the Company held its Annual Meeting of Stockholders to elect new directors. Management’s slate of nominees consisted of George Wm. Erikson for election as the Common Stock director and Robert W. Erikson, Webb C. Hayes, IV and Paul C. Kincheloe, Jr. as nominees for election as Class B Common Stock directors. At the meeting, Robert Erikson, the Company’s President, nominated from the floor an “Alternative Slate” for election as Class B directors. The Alternative Slate was Robert Erikson, Robert F. Hartman (the Company’s Vice President, Secretary and Chief Financial Officer) and Michael W. Zarlenga In a Supplemental Notice dated February 4, 2005, provided to the Company to ensure compliance with the Company’s advance notice by-law provision, Robert Erikson stated, “ I am seeking to nominate the Alternative Slate because it is my opinion that my more than one year old claim regarding the(sic) my Supplemental Executive Retirement Plan Agreement (‘SERP’), and possibly those of others, has not been and will not be resolved fairly by a current majority of the Board of Directors due to respective philosophic differences among directors.” Robert Erikson disclosed information about the Alternative Slate in Schedule 13D amendments filed on January 25 and January 31, 2005 with the U.S. Securities and Exchange Commission.

At the annual meeting, independent Inspectors of Election conducted the vote. The Final Report of the Inspectors of Election was certified on February 22, 2005, and management’s slate of nominees was elected. The vote for the Company’s directors elected at the annual meeting was as follows:

		Votes in Favor	Votes Withheld
Common Stock director	George Wm. Erikson	1,012,554	106,885
Class B Common Stock directors	Robert W. Erikson	155,763	126,580
	Webb C. Hayes, IV	144,937	1
	Paul C. Kincheloe, Jr.	141,224	0
	Michael W. Zarlenga	137,405	0
	Robert F. Hartman	137,404	1

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	CERBCO, Inc. Consolidating Schedules: Statement of Operations Information for the three months and nine months ended March 31, 2005; Balance Sheet Information; and Consolidating Reclassification and Elimination Entries as of March 31, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005

CERBCO, Inc.
(Registrant)

/s/ ROBERT W. ERIKSON
Robert W. Erikson
President

/s/ ROBERT F. HARTMAN
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)