Form 10KSB
period 2005-06-30
CERBCO INC
filed 2005-09-28
CIK 826821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2005

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

Issuer’s telephone number, including area code:

443-482-3374

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.10 per share Class B Common Stock, par value $.10 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s revenues for the fiscal year ended June 30, 2005 were $0.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 6, 2005, was $1,569,457.

As of September 6, 2005, the following number of shares of each of the issuer’s classes of common stock was outstanding:

Common Stock	1,217,867
Class B Common Stock	290,089

Total	1,507,956

Documents incorporated by reference: In Part I, Item 1, the Plan of Dissolution and Liquidation of CERBCO, Inc. is incorporated by reference to Annex A of the Proxy Statement for the Annual Meeting of Stockholders on June 30, 2005.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

Item 1. Description of Business

BUSINESS DEVELOPMENTS

CERBCO, Inc. (“CERBCO”, the “Company”, “Small Business Issuer” or “Registrant”) [OTC:CERB] is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, Inc. (“CERBERONICS”), in INEI Corporation [OTC:INEY].

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

The Agreement provided, among other things, for the purchase by ITI of (i) certain of Insituform East’s operating vehicles, equipment and inventories, (ii) all of Insituform East’s ongoing contracts other than those of Try Tek Machine Works, Inc. (“Try Tek”), a wholly-owned subsidiary of Insituform East, and (iii) Insituform East’s sublicenses. The Agreement also required Insituform East to change its name to INEI Corporation, effective with the closing on September 5, 2003.

On December 23, 2003, INEI completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., a subsidiary of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $339,000 in expenses for INEI’s portion of closing costs and final clean-up of certain areas of the property.

INEI’s stockholders approved a plan of dissolution and liquidation at INEI’s annual meeting of stockholders on June 30, 2004, and INEI was dissolved as of that date. INEI’s directors and officers are implementing the plan of dissolution and liquidation.

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

Between August 2003 and February 2005, a Special Committee consisting of CERBCO’s two independent directors and its professional advisors negotiated with the Company’s senior executive officers and their respective professional advisors with respect to proposed amendments to such officers’ respective SERP Agreements. On February 28, 2005, the Board of Directors authorized the execution on behalf of the Company of a Settlement and Retention Agreement (an “Agreement”) with each of George Wm. Erikson, the Company’s Chairman and General Counsel, Robert W. Erikson, the Company’s President, and Robert F. Hartman, the Company’s Vice President and Chief Financial Officer (each, an “Executive”). The Agreements resolve previously disclosed claims regarding amounts payable to the Executives under Supplemental Executive Retirement Income Agreements (each, a SERP).

The Agreements each provided for the termination of the individual SERP on February 28, 2005, the payment within 90 days thereof of a lump sum settlement amount, and the payment of certain retention incentives and certain severance benefits. In addition, the Agreements include noncompetition and nonsolicitation provisions, and the Executives are required to execute a release of certain claims in order to receive the payments.

On February 16, 2005, the CERBCO Board voted unanimously to approve a final version of the plan of dissolution and liquidation (the “Plan”) and to submit the Plan to the Company’s stockholders for approval. A Special Meeting of Stockholders was held on June 30, 2005. At that meeting, the Company’s stockholders voted to approve the Plan and, accordingly, the Company was dissolved as of 2:27 p.m. on June 30, 2005. The Company is now proceeding with its liquidation in accordance with the Plan. See Plan of Complete Dissolution and Liquidation of CERBCO, Inc. incorporated by reference to Annex A of the Proxy Statement for the Special Meeting of Stockholders on June 30, 2005.

The principal office and corporate headquarters of the Company are located at 1419 Forest Drive, Suite 209, Annapolis, Maryland 21403. The Company’s telephone number is (443) 482-3374 and its fax number is (410) 263-2960.

EMPLOYEES

At June 30, 2005, the Company employed five employees, including three full-time employees.

Item 2. Description of Property

The Company occupies office space leased by its subsidiary, INEI, in Annapolis, Maryland for its principal office and corporate headquarters.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

CERBCO’s Common Stock is traded in the over-the-counter market and is quoted under the trading symbol CERB.OB on the National Association of Securities Dealers OTC Bulletin Board ® and the “pink sheets”.

The following table shows the high and low bid quotations for the period indicated as reported by Commodity Systems, Inc.:

	Common Stock
Fiscal Year Ended June 30, 2005	High	Low
1st Quarter	$10.01	$8.70
2nd Quarter	$10.01	$8.75
3rd Quarter	$10.05	$9.00
4th Quarter	$9.76	$9.45

Fiscal Year Ended June 30, 2004	High	Low
1st Quarter	$9.00	$7.70
2nd Quarter	$10.28	$8.75
3rd Quarter	$10.50	$9.20
4th Quarter	$10.05	$9.05

The quotations in the above table represent prices between dealers, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

There is no public trading market for shares of CERBCO’s Class B Common Stock. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

As of September 6, 2005, the approximate number of stockholders of record of each class of common equity of CERBCO was as follows:

Common Stock	163
Class B Common Stock	76

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

On June 15, 2004, the Company declared a regular cash dividend of ten cents ($0.10) per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable July 15, 2004 to its stockholders of record as of the close of business on June 30, 2004.

On June 30, 2005, the Company declared an initial liquidating distribution of nine dollars ($9.00) per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable August 1, 2005 to its stockholders of record as of July 15, 2005.

Prior to dissolution, the Company had 80,000 options outstanding to purchase its Common Stock with an aggregate exercise price of such outstanding options of $4.86125 per share. As of the Company’s dissolution on June 30, 2005, all equity compensation plans and all outstanding options under such plans were terminated. Holders of non-statutory stock options receive a pro rata portion of any distributions to stockholders as if the options had been exercised immediately prior to dissolution; that is, the aggregate exercise price of all options held is deducted from the payment to each option holder so that the holder will receive the same net amount as a result of the liquidation as the holder would have received if the holder had exercised the option prior to dissolution.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview and Outlook

The Company reported a consolidated loss from continuing operations and a consolidated net loss of -$1,843,908 (-$1.23 per share) for the fiscal year ended June 30, 2005. In the previous fiscal year, the Company recognized a consolidated loss from continuing operations of -$1,385,059 (-$0.93 per share) and a consolidated net loss of -$1,197,291 (-$0.81 per share). Sales of approximately $2.2 million were recognized by INEI Corporation, the Company’s majority-controlled subsidiary and, prior to the sale of substantially all of INEI’s assets on September 5, 2003 ( the “Asset Sale”), only-operating segment, for the fiscal year ended June 30, 2004 and are included in earnings from discontinued operations.

The Company attributed its unfavorable results for fiscal year 2005 and 2004 to its ongoing expenses as it continued to wind up its affairs. The Company experienced increased supplemental retirement plan costs and increased legal and consulting fees incurred in each of the fiscal years in connection with the contemplated dissolution of the Company. The Company’s results in fiscal year 2004 were offset to some extent by the favorable results of the discontinued operations of INEI. INEI recognized net earnings of $2,217,699 for the fiscal year, primarily due to a $5.0 million gain on the sale of substantially all of its business under an Asset Sale closed on September 5, 2003 for $5.5 million. For fiscal year 2004, INEI contributed earnings from discontinued operations of $187,768 to the Company.

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

On September 24, 2003, the INEI Board of Directors concluded that dissolution of INEI, liquidation and distribution of its assets would be in the best interest of INEI and its stockholders. The INEI Board preliminarily adopted a plan of dissolution and liquidation and submitted a definitive plan and a final form of proposed dissolution to a vote of stockholders at INEI’s annual meeting on June 30, 2004. At that meeting, INEI’s stockholders voted to approve the plan and, accordingly, INEI was dissolved on June 30, 2004. INEI is proceeding with its liquidation in accordance with the plan.

INEI held as of June 30, 2005:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $30,000, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using CIPP processes;

•	cash, cash equivalents and cash in escrow in the approximate amount of $2.0 million, substantially all of which represents residual net proceeds from the sales of INEI’s property, equipment and other assets;

•	residual inventory and equipment not part of the Asset Sale in the approximate amount of $167,000; and

•	accounts receivable in the approximate amount of $224,000; and

•	other assets in the approximate amount of $82,000.

Management anticipates that INEI will undertake additional transactions to liquidate its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of its liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

On September 24, 2003, the Company’s Board of Directors concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of CERBCO and its stockholders. The CERBCO Board preliminarily adopted a plan of dissolution and liquidation. Between August 2003 and February 2005, a Special Committee consisting of CERBCO’s two independent directors and its professional advisors negotiated with the Company’s senior executive officers and their respective professional advisors with respect to proposed amendments to such officers’ respective SERP agreements (the “Agreements”). On February 16, 2005, the CERBCO Board voted unanimously to approve a final version of the plan of dissolution and liquidation and to submit the plan to the Company’s stockholders for approval. In addition, and as of February 28, 2005, the parties executed final agreements regarding amendments to the Agreements and other terms of retention and settlement arrangements. A Special Meeting of Stockholders was held on June 30, 2005. At that meeting, the Company’s stockholders voted to approve the plan of dissolution and liquidation and, accordingly, the Company was dissolved as of 2:27 p.m. on June 30, 2005. The Company is now proceeding with its liquidation in accordance with the plan.

While the Company at the present time is not able to predict with certainty the actual realizable value of its remaining non-cash assets, any additional amounts that the Company may receive in liquidation from INEI, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, it currently anticipates that the amount ultimately distributable to its stockholders in connection with the liquidation plan will be between $9.25 and $10.75 per share of Common Stock and Class B Common Stock. To the extent that the value of its assets is less, or the amount of its liabilities or the amounts that it expends during the liquidation are greater, than the Company anticipates, it is possible that stockholders may receive less than the Company presently anticipates.

Results of Operations

The results from continuing operations are the results of the parent company, CERBCO. INEI has adopted the liquidation basis of accounting for all periods after June 30, 2004. CERBCO’s interests in INEI’s discontinued operations for the fiscal year ended June 30, 2004 are shown as results from discontinued operations – net of non-owned interests and income taxes.

CERBCO’s general and administrative expenses increased approximately 23% in fiscal year 2005 as compared to fiscal year 2004, primarily due to additional compensation to officers and directors, as well as increases in legal and public disclosure fees, recognized in connection with the contemplated dissolution of the Company.

Investment income increased approximately 57%, primarily as a result of an increase in invested cash due to the receipt of liquidating distributions from INEI totaling approximately $2.0 million during the fiscal year. Other income-net decreased 97%, primarily due to gains in the cash surrender values of insurance policies funding the Company’s SERP recognized in 2004.

The results from discontinued operations-net in fiscal year 2004 shown as Earnings from Discontinued Operations reflects the Company’s share (39.1%) of INEI’s pretax earnings of $3,112,699 and a provision of $895,000 for income taxes, and a provision of $680,160 to reduce INEI’s net assets to the lower of cost or fair value less cost to sell.

Liquidity and Capital Resources

During the fiscal year ended June 30, 2005, the Company’s continuing operations used approximately $4.2 million in cash. The Company used approximately $1.8 million as a result of its net loss, net of approximately $0.8 million in increased accrued liabilities resulting from accrued compensation amounts. This use of cash was further increased by payment of approximately $3.0 million to settle the Company’s liability to its executive officers for benefits to be paid under the SERP. The Company received approximately $1.9 million in net cash from INEI as a result of liquidating distributions paid during the fiscal year.

The Company’s investing activities used approximately $426,000 during the fiscal year ended June 30, 2005. Cash decreased approximately $2.4 million, as a result of purchases of various marketable securities. This amount was offset by the receipt of approximately $2.0 million in funds from the SERP trust. The Company’s financing activities used approximately $41,000 due to the payment of approximately $149,000 in dividends and the receipt of approximately $108,000 from the exercise of stock options by the Company’s directors.

The Company had liquid assets of approximately $16.2 million in cash, cash equivalents and marketable securities as of June 30, 2005. Following the Company’s dissolution on June 30, 2005, the Company’s Board of Directors declared an initial liquidating distribution of nine dollars ($9.00) per share, both on its shares of Common Stock and its shares of Class B Common Stock, payable August 1, 2005 to its stockholders of record as of July 15, 2005. The total distribution is expected to be $13,902,604, including a payment of $331,000 to holders of non-statutory stock options. Following such payments, the Company is expected to have approximately $2.3 million in cash and temporary investments which it believes is more than adequate to meet its cash flow requirements as it winds down its affairs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the implementation of the plan of dissolution and liquidation of the Company and the Company’s ability to make distributions to its stockholders include, but are not limited to, an unforeseen claim against the Company, a decline in value of the Company’s assets, or an unexpected increase in expenses during liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CERBCO, Inc.

Annapolis, Maryland

We have audited the accompanying Consolidated Balance Sheet of CERBCO, Inc. and Subsidiaries as of June 30, 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CERBCO, Inc. and Subsidiaries as of June 30, 2005, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Aronson & Company

ARONSON & COMPANY
Rockville, Maryland
August 23, 2005

CERBCO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2005	2004
Sales	$0	$0

Costs and Expenses:
General and administrative expenses	2,197,513	1,788,614

Total Costs and Expenses	2,197,513	1,788,614

Operating Loss	(2,197,513)	(1,788,614)

Investment Income	313,737	199,832
Other Income – Net	4,868	203,723

Loss Before Income Taxes	(1,878,908)	(1,385,059)

Credit for Income Taxes	(35,000)	0

Loss from Continuing Operations	(1,843,908)	(1,385,059)

Earnings from Discontinued Operations – Net of Non-Owned Interests and Income Taxes	0	187,768

Net Loss	$(1,843,908)	$(1,197,291)

Basic and Diluted Loss per Share:
Loss from continuing operations	$(1.23)	$(0.93)
Earnings from discontinued operations	0.00	0.12

Net Loss per Share	$(1.23)	$(0.81)

See notes to consolidated financial statements.

CERBCO, Inc.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$4,258,702
Marketable securities	11,951,980
Accounts receivable - net	105,010
Prepaid expenses and other	31,822

Total Current Assets	16,347,514

Property, Plant and Equipment, less accumulated depreciation	3,811

Other Assets:
Prepaid expense and other	103,614
Total assets of discontinued operations	2,548,629

Total Other Assets	2,652,243

Total Assets	$19,003,568

See notes to consolidated financial statements.

CERBCO, Inc.

CONSOLIDATED BALANCE SHEET (CONTINUED)

JUNE 30, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$797,736
Distributions payable - stockholders	13,571,604

Total Current Liabilities	14,369,340

Total liabilities of discontinued operations	662,084

Total Liabilities	15,031,424

Commitments and Contingencies
Non-Owned Interests in Consolidated Subsidiaries	1,291,132

Stockholders’ Equity:
Common stock, $.10 par value
Authorized: 3,500,000 shares
Issued and outstanding: 1,217,867 shares	121,786
Class B Common stock (convertible), $.10 par value
Authorized: 700,000 shares
Issued and outstanding: 290,089 shares	29,009
Additional paid-in capital	2,530,217
Retained earnings	0

Total Stockholders’ Equity	2,681,012

Total Liabilities and Stockholders’ Equity	$19,003,568

See notes to consolidated financial statements.

CERBCO, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2005 and 2004

	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE – JULY 1, 2003	1,190,538	$119,053	292,418	$29,242	$7,527,278	$11,607,642	$19,283,215

Net loss	0	0	0	0	0	(1,197,291)	(1,197,291)
Dividends declared	0	0	0	0	0	(148,796)	(148,796)
Exercise of stock options	5,000	500	0	0	50,750	0	51,250
Change in ownership interest in subsidiary	0	0	0	0	0	646	646
Conversion of Class B Stock into Common Stock	1,954	196	(1,954)	(196)	0	0	0

BALANCE – JUNE 30, 2004	1,197,492	119,749	290,464	29,046	7,578,028	10,262,201	17,989,024

Net loss	0	0	0	0	0	(1,843,908)	(1,843,908)
Distributions declared	0	0	0	0	(5,153,311)	(8,418,293)	(13,571,604)
Exercise of stock options	20,000	2,000	0	0	105,500	0	107,500
Conversion of Class B Stock into Common Stock	375	37	(375)	(37)	0	0	0

BALANCE – JUNE 30, 2005	1,217,867	$121,786	290,089	$29,009	$2,530,217	$0	$2,681,012

See notes to consolidated financial statements.

CERBCO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(1,843,908)	$(1,197,291)
Adjustments to reconcile net loss to net cash (used in) from operations:
Net earnings from discontinued operations	0	(187,768)
Depreciation and amortization	1,278	1,278
(Decrease) increase in SERP liability	(3,050,334)	1,105,092
Changes in operating assets and liabilities:
Increase in accounts receivable	(57,690)	(10,348)
(Increase) decrease in other current assets	(16,838)	69,688
Increase (decrease) in accounts payable and accrued expenses	751,376	(38,277)

Net Cash Flows Used in Continuing Operations	(4,216,116)	(257,626)
Net Cash Flows From Discontinued Operations	1,939,745	3,057,544

Net Cash (Used in) From Operating Activities	(2,276,371)	2,799,918

Cash Flows From Investing Activities:
Purchase of marketable securities	(19,966,352)	(16,592,555)
Redemption of marketable securities	17,530,243	16,575,891
Redemption of (increase in ) cash surrender value of SERP life insurance	2,010,532	(276,417)

Net Cash Used in Investing Activities	(425,577)	(293,081)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	107,500	51,250
Dividends paid	(148,796)	(148,296)

Net Cash Used in Financing Activities	(41,296)	(97,046)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,743,244)	2,409,791

Cash and Cash Equivalents at Beginning of Year	7,001,946	4,592,155

Cash and Cash Equivalents at End of Year	$4,258,702	$7,001,946

Supplemental disclosure of cash flow information:
Income taxes refunded	$35,691	$79,384

See notes to consolidated financial statements.

CERBCO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2005 AND 2004

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

Business Operations

CERBCO is a parent holding company with a controlling interest, through CERBERONICS, in INEI, its one, now-discontinued, operating subsidiary. Until September 5, 2003, INEI and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines using cured-in-place pipe (“CIPP”) rehabilitation processes to produce a shape-conforming “pipe-within-a-pipe.” From 1978 to September 2003, INEI, then known as Insituform East, Incorporated (“Insituform East”), performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform® process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, Insituform East’s wholly-owned subsidiary, Midsouth Partners, operated from July 20, 1999 to April 2002 substantially without geographic restriction, after which the partnership was essentially inactive. In June 2003, INEI, then known as Insituform East, entered into an Asset Purchase Agreement providing for the sale of substantially all of its non-real estate assets and on-going business as explained in Note 2. The Agreement also required Insituform East to change its name to INEI Corporation, effective with the closing on September 5, 2003.

On September 24, 2003, the Company’s Board of Directors concluded that dissolution of CERBCO, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Company’s Board also preliminarily adopted a plan of dissolution and liquidation. A definitive plan and a final form of proposed dissolution and liquidation was approved by a vote of the Company’s stockholders on June 30, 2005. CERBCO is proceeding with its liquidation in accordance with the plan.

Revenue Recognition

Prior to September 5, 2003, the Company recognized revenue under contracts to rehabilitate pipeline sections using the units of completion method. Installation of CIPP products was generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer when completed. In most cases, contracts consisting of individual line sections had durations of less than one year.

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

Marketable Securities

Marketable securities represent U.S. Government debt obligations with maturities greater than three months. In prior years, the Company classified these securities as held-to-maturity securities because it had the intent and ability to hold them until their maturity. These securities were stated at cost, adjusted for amortization of premiums and discounts to maturity. On June 30, 2005, the Company’s stockholders approved a plan to dissolve and liquidate the Company. During the next fiscal year, these securities will most likely be sold and the net proceeds used to satisfy the remaining obligations of the Company and to distribute to the stockholders. As a result, the securities have been reclassified as trading securities as of June 30, 2005. Trading securities are stated at fair market value which approximates cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation has been provided in the financial statements using the straight-line method at rates which are based upon reasonable estimates of the properties’ useful lives. These lives range from five to ten years for office equipment and furnishings.

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

Stock-Based Compensation

At June 30, 2005, the Company has two stock-based compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock–Based Compensation, to stock-based employee compensation.

(in thousands, except loss per share)	2005	2004
Net Loss, as reported	$(1,844)	$(1,197)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(89)	0
Add: Stock-based employee compensation included in reported net loss	331	0

Pro Forma Net Loss	$(1,602)	$(1,197)

Basic and diluted loss per share:
As reported	$(1.23)	$(0.81)
Pro forma	$(1.07)	$(0.81)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for “abnormal amounts” of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be “so abnormal” that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the “so abnormal” criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, entitled Accounting for Real Estate Time-Sharing Transactions — An Amendment of FASB Statements No. 66 and 67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No .29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) is not expected to impact the consolidated financial statements as the Company has no unvested stock options and no plans to grant any equity instruments to employees.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

2. Discontinued Operations

Beginning in May 2003, and from time to time thereafter, INEI has held discussions with parties indicating an interest in a possible purchase of Try Tek or some or all of its assets. Try Tek’s operations have been significantly curtailed since that time.

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

In December 2003, INEI completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., a subsidiary of Atlantic Transportation Equipment, Ltd. The purchase price of approximately $5.1 million was paid in cash, less $339,000 in expenses for INEI’s portion of closing costs and final clean-up of certain areas of the property.

INEI’s stockholders approved a plan of dissolution and liquidation at INEI’s annual meeting of stockholders on June 30, 2004, and INEI was dissolved as of that date. INEI’s directors and officers are implementing the plan of dissolution and liquidation.

INEI has adopted the liquidation basis of accounting for all periods after June 30, 2004. The operating results of INEI for the fiscal year ended June 30, 2004 are shown separately in the accompanying Consolidated Statements of Operations as results from discontinued operations. Sales revenues of $2,167,493 for the fiscal year ended June 30, 2004, are included in the results from discontinued operations and are not shown as sales in the accompanying Consolidated Statements of Operations. The amount reflected as Earnings from Discontinued Operations for the fiscal year ended June 30, 2004 reflects the Company’s share (39.1%) of INEI’s pretax earnings of $3,112,699 and a provision of $895,000 for income taxes, and a provision of $680,160 to reduce INEI’s net assets to the lower of cost or fair value less cost to sell.

At June 30, 2005, the assets and liabilities of discontinued operations, net of intercompany eliminations, were as follows:

Discontinued Assets:
Cash and cash equivalents	$1,857,459
Cash in escrow	191,660
Accounts receivable	220,335
Inventories	137,478
Deposits and other	81,800
Property, plant and equipment:
Land and improvements	5,000
Buildings and improvements	101,625
Vehicles and production equipment	258,865
Small tools and machine shop equipment	9,924
Office furniture and equipment	201,028
Accumulated depreciation	(516,545)

Total assets of discontinued operations	$2,548,629

Discontinued Liabilities:
Accounts payable	$35,254
Accrued compensation and other expenses	626,830

Total liabilities of discontinued operations	$662,084

3. Marketable Securities

At June 30, 2005, the Company held investments in marketable U.S. Government debt obligations with maturity dates that range from thirteen to eighteen months. Due to the dissolution of the Company on June 30, 2005, these securities are classified as trading securities and are stated at fair market value which approximates cost.

4. Accounts Receivable

Accounts receivable consist of:

June 30, 2005
Interest receivable	$81,972
Miscellaneous	23,038

Total accounts receivable	$105,010

5. Property, Plant and Equipment

At June 30, 2005, the Company’s property, plant and equipment consist of office furniture and equipment, at a cost of $40,726 less accumulated depreciation of $36,915.

6. Equity in INEI

At June 30, 2005 and 2004, CERBCO beneficially held 1,414,850 shares of INEI Common Stock and 296,141 shares of convertible INEI Class B Common Stock representing approximately 34.7% of the Common Stock, 99.5% of the Class B Common Stock, 39.1% of the total equity and 62.1% of the total voting power of all outstanding classes of INEI stock. Each share of INEI Common Stock is entitled to one vote, and each share of INEI Class B Common Stock is entitled to ten votes, except with respect to the election of directors and any other matter requiring the vote of Common Stock or Class B Common Stock separately as a class. Holders of Class B Common Stock, voting separately as a class, have the right to elect the remaining members of INEI’s Board of Directors after election of not less than 25% of such members by holders of shares of Common Stock, voting separately as a class. Shares of Class B Common Stock are convertible at any time into shares of Common Stock on a share-for-share basis.

Non-owned interests in INEI were equal to 60.9% of the total equity of INEI at June 30, 2005 and 2004. Non-owned interests in the results of INEI for the fiscal years ended June 30, 2005 and 2004 were recorded by CERBCO by applying the above percentages to INEI’s consolidated results for the respective fiscal years.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

June 30, 2005
Accounts payable	$15,125
Accrued compensation and other expenses	451,611
Distributions payable – optionholders	331,000

Total accounts payable and accrued liabilities	$797,736

8. Commitments and Contingencies

CERBCO Retention Agreements

On February 28, 2005, the Board of Directors of CERBCO authorized the execution on behalf of the Company of a Settlement and Retention Agreement with each of Messrs. George Erikson, the Company’s Chairman and General Counsel, Robert Erikson, the Company’s President, and Robert Hartman, the Company’s Vice President and Chief Financial Officer (each an “Executive”). The Agreements resolve previously disclosed claims regarding amounts payable to them under Supplemental Executive Retirement Income Agreements, as well as setting forth severance and retention arrangements with each of the Executives in the event that the Company’s stockholders approved the dissolution of the Company.

As a result of the Stockholders’ vote to approve the dissolution of the Company on June 30, 2005, Messrs. George Erikson, Robert Erikson and Robert Hartman, in order that they remain in CERBCO’s employ to complete the orderly dissolution and winding up of CERBCO, will receive a “Stay Bonus” of $50,000, $50,000 and $25,000, respectively, after the Executive signs a Release of Employment Claims in the period provided in the agreement. On the date that the Company makes an initial liquidating distribution to the Company’s stockholders, Messrs. George and Robert Erikson will each receive a severance payment of $212,000 in a lump sum and Mr. Hartman will receive a lump sum severance payment equal to the sum of (x) $12,000, plus (y) 12 times the amount of the Monthly Health Coverage Payment (as defined in the agreement). As of February 28, 2005, George Erikson and Robert Erikson were not entitled to any other salary or other compensation. Mr. Hartman receives a monthly salary of $1,000 for the ten month period beginning March 1, 2005 and ending December 31, 2005; provided that if, prior to January 1, 2006, he shall cease receiving salary payments from INEI, then his monthly salary will be $3,000.

INEI Retention Incentive Agreements

In April 2004, INEI entered into Retention Incentive Agreements with Messrs. George and Robert Erikson, two of INEI’s executive officers, in order that they remain in INEI’s employ to complete the orderly dissolution and winding up of INEI. The Agreements have an effective date of January 1, 2004 and will continue for three years after dissolution of the Company or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution. The Agreements call for severance payments and “stay” bonuses in the amounts of $338,000 and $105,000, respectively, to each of the two executives. Severance payments in the amounts of $338,000 each were paid to Messrs. Robert Erikson and George Erikson in January 2005 in accordance with these agreements. INEI has accrued $210,000 in connection with these Agreements as of June 30, 2005.

In June 2005, INEI entered into a Retention Incentive Agreement with Mr. Robert Hartman, its Vice President & CFO, in order that he remain in INEI’s employ to complete the orderly dissolution and winding up of INEI. This agreement has an effective date of March 1, 2005 and will continue until June 30, 2007 or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution. The agreement calls for a severance payment and “stay” bonus in the amounts of $112,000 and $50,000, respectively, to Mr. Hartman. INEI has accrued $162,000 in connection with this agreement as of June 30, 2005.

Leases

The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $44,000 and $108,000 for the years ended June 30, 2005 and 2004, respectively. The Company has committed to make minimum lease payments of approximately $15,000 on noncancelable operating leases during the year ending June 30, 2006.

Other Contingent Liabilities

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

9. Common Stock

The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Each share of Class B Common Stock can be converted into one share of Common Stock at any time. In fiscal years 2005 and 2004, 375 shares and 1,954 shares, respectively, of Class B Common Stock were converted to Common Stock.

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

10. Income Taxes

The credit for taxes is composed of the following (in thousands):

	Years Ended June 30,
	2005	2004
Current:
Federal – prior year tax refund	$(35)	$0
State	0	0

Total	(35)	0

Deferred:
Federal	0	0
State	0	0

Total	0	0

Credit for income taxes	$(35)	$0

The provision (credit) for income taxes is different from that computed using the statutory federal income tax rate for the following reasons (in thousands):

	Years ended June 30,
	2005	2004
Federal income tax (benefit) computed at statutory rate	$(639)	$(407)
State income tax (benefit), net of federal tax (benefit)	(87)	(84)
Permanent differences	9	88
Prior year tax refund	(35)	0
Change in valuation allowance	717	403

Credit for income taxes	$(35)	$0

The components of temporary differences (in thousands) which give rise to the Company’s net deferred tax asset at June 30, 2005 are presented below:

June 30, 2005
Deferred Tax Asset:
Net operating loss carryforwards	$3,217
Accrued liabilities and other	31

3,248
Valuation allowance	(3,248)

Net deferred tax asset	$0

At June 30, 2005, CERBCO has net operating loss (NOL) carryforwards of approximately $3.6 million available to reduce future income tax liabilities. These NOL carryforwards will begin to expire in 2022, if not utilized by then. At June 30, 2005, INEI has NOL carryforwards of approximately $4.3 million available to reduce future tax liabilities. These NOL carryforwards will begin to expire in 2022, if not utilized by then.

11. Net Loss Per Share

Basic earnings per share data are calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share data are calculated using the weighted average number of shares plus dilutive common stock equivalents outstanding during the period.

Anti-dilutive common stock equivalents are excluded. Common stock equivalents represent outstanding stock options. The following numbers of shares have been used in the net loss per share computations:

2005	2004
1,499,298	1,485,634

12. Retirement Benefit Plans

Employees of INEI (including employees of the parent company, CERBCO) who met certain minimum eligibility requirements and who were not covered by collective bargaining agreements participated in a profit-sharing plan until the plan’s termination on March 31, 2004. No employees were covered by collective bargaining agreements during the fiscal year ended June 30, 2004. Contributions to the plan were determined annually by INEI’s Board of Directors. No contributions were made during the fiscal year ended June 30, 2004.

13. Supplemental Executive Retirement Plans

CERBCO adopted unfunded SERP agreements (the “Agreements”) with its three executive officers, effective as of January 1, 1994. CERBCO established a trust to facilitate the payment of benefits under the Agreements. Funds in the trust were invested in variable life insurance policies. Assets of the trust were subject to the claims of CERBCO’s creditors in the event of CERBCO’s bankruptcy or insolvency.

On September 24, 2003, the CERBCO Board of Directors preliminarily determined by affirmative resolution that, in due course, CERBCO should be orderly liquidated and dissolved. Such determination was made, among other reasons, in light of the September 5, 2003 consummation of the sale of the business, licenses and most operating assets of CERBCO’s sole operating subsidiary, INEI, and such subsidiary’s disclosed intent to orderly liquidate and dissolve in due course. The change from an assumption that CERBCO would continue in perpetuity to an assumption of possible near-term liquidation and dissolution, similarly effected a change in the accounting assumptions applicable to the Agreements. As it was then questionable whether the Company’s executive officers would continue employment to the Agreements’ assumed normal retirement age of 65, accounting assumptions were changed in fiscal year 2004 to accrue SERP liability on a present value basis for the SERP accounting year (i.e., calendar year) containing the reporting period with anticipated, lump-sum payouts then assumed to be made under the Agreements in January 2005. Based on such change of accounting assumptions, as of September 30, 2003, and effective for and through calendar year 2003, the Company readjusted the accrued SERP liability during the fiscal year ended June 30, 2004 in the amount of $796,072.

Between August 2003 and February 2005, a Special Committee consisting of CERBCO’s two independent directors and its professional advisors negotiated with the Company’s senior executive officers and their respective professional advisors with respect to proposed amendments to such officers’ respective Agreements. On February 28, 2005, the Board of Directors authorized the execution on behalf of the Company of a Settlement and Retention Agreement (an “Agreement”) with each of George Erikson, the Company’s Chairman and General Counsel, Robert Erikson, the Company’s President, and Robert Hartman, the Company’s Vice President and Chief Financial Officer (each an “Executive”). The Agreements resolve previously disclosed claims regarding amounts payable to the Executives under Supplemental Executive Retirement Income Agreements (each, a SERP).

The Agreements each provided for the termination of the individual SERP on February 28, 2005, the payment within 90 days thereof of a lump sum settlement amount (the “SERP Payment”), and the payment of certain retention incentives and certain severance benefits. In addition, the Agreements include noncompetition and nonsolicitation provisions, and the Executives each executed a release of certain claims in order to receive their payment. Total lump-sum payments aggregating approximately $3,669,000 were paid to plan participants on May 26, 2005.

The Company recognized $518,370 of SERP liability expense for the fiscal year ended June 30, 2005, primarily as a result of these Agreements.

14. Stock Option Plans

Until June 30, 2005, the Company maintained two stock option plans. All grants of options are made at the market price of the Company’s Common Stock at the date of the grant.

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

On December 19, 1997, the shareholders of the Company adopted the CERBCO, Inc. 1997 Board of Directors’ Stock Option Plan. Under the terms of this plan, 40,000 shares of Common Stock remain reserved for the directors of the Company. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. If not exercised, option shares granted under this plan expire five years from the date of the grant.

As of the Company’s dissolution on June 30, 2005, all equity compensation plans were terminated and all outstanding options under such plans were canceled. Holders of non-statutory stock options will receive a pro rata portion of any distributions to stockholders as if the options had been exercised immediately prior to dissolution; that is, the aggregate exercise price of all options held will be deducted from the payment to each option holder so that the holder will receive the same net amount as a result of the liquidation as the holder would have received if the holder had exercised the option prior to dissolution.

The following summary sets forth the activity under the 2002 and 1997 Board of Directors’ Plans during the past two fiscal years:

	2002 Board of Directors’ Stock Option Plan		1997 Board of Directors’ Stock Option Plan
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Outstanding
July 1, 2003	20,000	$2.82	80,000	$5.16
Granted	0	$0	0	$0
Exercised	0	$0	(5,000)	$(7.65)
Expired	0	$0	(15,000)	$(7.65)

Outstanding
June 30, 2004	20,000	$2.82	60,000	$4.33
Granted	20,000	$9.00	0	$0
Exercised	0	$0	(20,000)	$(5.38)
Canceled	(40,000)	$(5.91)	(40,000)	$(3.81)

Outstanding
June 30, 2005	0	$0	0	$0

As allowed under provisions of SFAS No. 123, the Company has measured compensation cost for employee stock-based compensation plans for the fiscal year ended June 30, 2005 using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Summary information for stock options granted during the year ended June 30, 2005 is as follows:

Date of grant	02/28/2005
Option shares granted	20,000
Risk-free interest rate	4.0%
Expected stock price volatility	52.0%
Per share exercise price	$9.00
Fair value per option share	$4.46

The fair value of options granted during the fiscal year ended June 30, 2005 was estimated on the date of the grants using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

15. Significant Customers

Until September 5, 2003, the Company performed services under contracts with governmental authorities, private industries and commercial entities. Prior to that date, a majority of the Company’s revenues came from state and local government entities – cities, counties, state agencies and regional authorities. During the year ended June 30, 2004, a regional authority in southwest Ohio and a city government in central Virginia accounted for 22% and 21%, respectively, of the now discontinued Company’s revenues. These revenues were included in the earnings from discontinued operations for the fiscal year ended June 30, 2004 and are not shown as sales in the accompanying Consolidated Statements of Operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, consisting of the Company’s Corporate Executive Committee (“CEC”), which performs as a functional equivalent of a Chief Executive Officer, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There were no significant changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

IDENTIFICATION OF OFFICERS AND DIRECTORS

Name	Age	Director Since	Positions with Registrant	Held Since
Robert W. Erikson	60	December 1974 1/	President	February 1988

George Wm. Erikson	63	November 1975 1/	Chairman and General Counsel	February 1988

Webb C. Hayes, IV	57	April 1991	None

Paul C. Kincheloe, Jr.	64	April 1991	None

Robert F. Hartman	58	N/A	Vice President, Secretary and Treasurer	February 1988 2/

1/	Date of initial election as a director of the Company’s then publicly-traded predecessor company, CERBERONICS. Elected as a CERBCO director in February 1988, under a Plan of Reorganization and Merger whereby CERBERONICS became a wholly-owned subsidiary of CERBCO. Robert W. Erikson and George Wm. Erikson are brothers.
2/	Date of initial election as a vice president of the Company. Elected as Secretary in June 1991 and as Treasurer in December 1997.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company’s equity securities (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s equity securities. To the best of the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to Reporting Persons were complied with in a timely manner with during the fiscal year.

CODE OF ETHICS

The Company has always encouraged its employees, including officers and directors, to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. The Company did not have a formal written code of ethics in fiscal year 2005 because the Company was contemplating dissolution.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Webb C. Hayes, IV, a member of the Company’s Audit Committee, is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.

Item 10. Executive Compensation

CERBCO is a parent holding company with a controlling interest, through its wholly-owned subsidiary, CERBERONICS, in INEI. CERBCO officers participate in the management of each of these subsidiaries. The following table sets forth information concerning the compensation paid to each of the named executive officers of the Company and its subsidiaries for the fiscal years ended June 30, 2005, 2004, and 2003:

SUMMARY COMPENSATION TABLE

							Long-Term Compensation
					Annual Compensation		Awards		Payouts
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($) 2/	Total Annual Compensation ($)	Restricted Stock Awards ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($) 3/
Robert W. Erikson Director & President 1/	2005	CERBCO INEI CERBERONICS	$4,154 42,000 32,815	$0 0 0	$0 0 0	$4,154 42,000 32,815	$0 0 0	5,000 0 0	$0 0 0	$1,514,965 338,000 0

			$78,969	$0	$0	$78,969	$0	5,000	$0	$1,852,965

	2004	CERBCO INEI CERBERONICS	$8,954 125,830 70,730	$0 0 0	$0 0 0	$8,954 125,830 70,730	$0 0 0	0 0 0	$0 0 0	$0 0 0

			$205,514	$0	$0	$205,514	$0	0	$0	$0

	2003	CERBCO INEI CERBERONICS	$11,934 168,953 94,266	$0 0 0	$0 0 0	$11,934 168,953 94,266	$0 0 0	5,000 15,000 0	$0 0 0	$0 0 0

			$275,153	$0	$0	$275,153	$0	20,000	$0	$0

George Wm. Erikson Director, Chairman & General Counsel 1/	2005	CERBCO INEI CERBERONICS	$4,154 42,000 32,815	$0 0 0	$0 0 0	$4,154 42,000 32,815	$0 0 0	5,000 0 0	$0 0 0	$1,931,336 338,000 0

			$78,969	$0	$0	$78,969	$0	5,000	$0	$2,269,336

	2004	CERBCO INEI CERBERONICS	$8,954 125,830 70,730	$0 0 0	$0 0 0	$8,954 125,830 70,370	$0 0 0	0 0 0	$0 0 0	$0 0 0

			$205,514	$0	$0	$205,514	$0	0	$0	$0

	2003	CERBCO INEI CERBERONICS	$11,934 168,953 94,266	$0 0 0	$0 0 0	$11,934 168,953 94,266	$0 0 0	5,000 15,000 0	$0 0 0	$0 0 0

			$275,153	$0	$0	$275,153	$0	20,000	$0	$0

Robert F. Hartman Vice President, Secretary & Treasurer	2005	CERBCO INEI CERBERONICS	$9,163 109,015 3,242	$0 0 0	$0 0 0	$9,163 109,015 3,242	$0 0 0	0 0 0	$0 0 0	$222,403 0 0

			$121,420	$0	$0	$121,420	$0	0	$0	$222,403

	2004	CERBCO INEI CERBERONICS	$9,057 110,732 3,204	$0 0 0	$0 0 0	$9,057 110,732 3,204	$0 0 0	0 0 0	$0 0 0	$0 0 0

			$122,993	$0	$0	$122,993	$0	0	$0	$0

	2003	CERBCO INEI CERBERONICS	$9,122 101,596 3,229	$0 0 0	$0 0 0	$9,122 101,596 3,229	$0 0 0	0 0 0	$0 0 0	$0 0 0

			$113,947	$0	$0	$113,947	$0	0	$0	$0

1/	The Company’s Corporate Executive Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief Executive Officer of the Company.
2/	None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.
3/	In 2005, for CERBCO – lump-sum SERP payments under the terms of Settlement and Retention Agreements; for INEI – severance payments under the terms of Retention Incentive Agreements.

COMPENSATION PURSUANT TO PLANS

CERBCO, Inc. Plans

CERBCO Supplemental Executive Retirement Plan

During fiscal year 1994, CERBCO entered into Supplemental Executive Retirement Agreements with Messrs. Robert Erikson, George Erikson and Robert Hartman pursuant to a Supplemental Executive Retirement Plan (the “CERBCO SERP”). The agreements provided for monthly retirement benefits of 50% of the executive’s final aggregate monthly salary from CERBCO and its subsidiaries, as defined in and limited by the executive’s agreement, for Messrs. Robert Erikson and George Erikson. In the case of Mr. Robert Hartman, the agreement provides for 25% of the executive’s final aggregate monthly salary from CERBCO and its subsidiaries, as defined in and limited by the executive’s agreement. Each covered executive’s benefit under the plan was to be paid in equal monthly amounts for the remainder of the covered executive’s life beginning as of any date on or after his 62nd birthday (at the covered executive’s election) but not before his termination of service.

Under negotiated settlements fully executed on February 28, 2005 by each of the executives, followed by payment of specified lump-sum settlement amounts by the Company to the executives, the Company discharged all of its liabilities under the CERBCO SERP and the trust was terminated. Total lump-sum payments aggregating approximately $3,669,000 were paid to plan participants on May 26, 2005. On June 30, 2005, trust assets of approximately $2,167,000 were returned to the Company from the terminated trust.

CERBCO 2002 Directors’ Stock Option Plan

CERBCO adopted, with stockholder approval at the 2002 Annual Meeting of Stockholders, the CERBCO, Inc. 2002 Board of Directors’ Stock Option Plan (the “CERBCO 2002 Directors’ Plan”). The purpose of this plan was to promote the growth and general prosperity of CERBCO by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of CERBCO’s Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The term of the plan was for ten years, unless terminated sooner by the Board of Directors. A maximum of 125,000 shares of Common Stock were made subject to options under the CERBCO 2002 Directors’ Plan. Each option granted under the CERBCO Directors’ Plan entitled each director to whom such option was granted the right to purchase shares of CERBCO’s Common Stock at a designated option price, any time and from time to time, within five years from the date of grant.

The CERBCO Board of Directors administered the CERBCO 2002 Directors’ Plan and had exclusive authority to interpret, construe and implement the provisions of the plan, except as delegated in whole or in part by the Board to a committee of the Board. No such delegation of authority was been made. Each determination, interpretation or other action taken pursuant to the CERBCO 2002 Directors’ Plan by the Board was final and binding and conclusive for all purposes and upon all persons. The Board from time to time could amend the plan as it deemed necessary to carry out the purposes thereof.

The terms of the CERBCO 2002 Directors’ Plan contemplated that each director of the Company be granted an option to purchase 5,000 shares of the Company’s Common Stock each year for five years, for a total of 25,000 shares of Common Stock per director, beginning in fiscal year 2002. On February 28, 2005, options on a total of 20,000 shares of CERBCO’s Common Stock were granted to directors of CERBCO options on a total of 5,000 shares to each of four directors, including Messrs. Robert Erikson and George Erikson) at a per share option price of $9.00. No options available under the plan were exercised by directors of the Company during fiscal year 2005. Due to the dissolution of the Company on June 30, 2005, the plan was terminated and all outstanding options were canceled. Holders of non-statutory stock options will receive a pro rata portion of any distributions to stockholders as if the options had been exercised immediately prior to dissolution; that is, the aggregate exercise price of all options held will be deducted from the payment to each option holder so that the holder will receive the same net amount as a result of the liquidation as the holder would have received if the holder had exercised the option prior to dissolution.

CERBCO 1997 Directors’ Stock Option Plan

CERBCO adopted, with stockholder approval at 1997 Annual Meeting of Stockholders, the CERBCO, Inc. 1997 Board of Directors’ Stock Option Plan (the “CERBCO 1997 Directors’ Plan”). The purpose of this plan was the same as the CERBCO 2002 Directors’ Plan. The term of the plan was for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 19, 1997 and at each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders for fiscal years 1998, 1999, 2000 and 2001. Each grant of options under the plan entitled each director to whom such options were granted the right to purchase 5,000 shares of CERBCO’s Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Messrs. Robert Erikson, George Erikson, Hayes and Kincheloe each exercised options to purchase 5,000 shares of CERBCO Common Stock during fiscal year 2005. Due to the dissolution of the Company on June 30, 2005, the plan was terminated and all outstanding options were canceled. Holders of non-statutory stock options will receive a pro rata portion of any distributions to stockholders as if the options had been exercised immediately prior to dissolution; that is, the aggregate exercise price of all options held will be deducted from the payment to each option holder so that the holder will receive the same net amount as a result of the liquidation as the holder would have received if the holder had exercised the option prior to dissolution.

OPTION/SAR GRANTS

No options or Stock Appreciation Rights were granted to any of the named executive officers during fiscal year 2005 under the CERBCO 1997 Directors’ Plan. The following table sets forth information concerning options or Stock Appreciation Rights granted to each of the named executive officers during fiscal year 2005 under the CERBCO 2002 Directors’ Plan:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants			Expiration Date 1/
Name	Options/SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)
Robert W. Erikson
CERBCO 2002
Directors’ Plan	5,000	25%	$9.00	06/30/05

George Wm. Erikson
CERBCO 2002
Directors’ Plan	5,000	25%	$9.00	06/30/05

1/	The CERBCO 2002 Directors’ Plan was terminated and all outstanding options canceled on June 30, 2005.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

Messrs. Robert Erikson and George Erikson each exercised options to purchase 5,000 shares of CERBCO Common Stock granted under the CERBCO 1997 Directors’ Plan during fiscal year 2005. No other option or Stock Appreciation Right grants made under the CERBCO 2002 and 1997 Directors’ Plans to any of the named executive officers were exercised during fiscal year 2005.

The following table sets forth information concerning option or Stock Appreciation Right grants held by each of the named executive officers under all plans as of June 30, 2005:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at FY-End(#)		Value of Unexercised In The Money Options/SARs at FY- End($)
			Exercisable 1/	Unexercisable	Exercisable 1/	Unexercisable
Robert W. Erikson
CERBCO 1997
Directors’ Plan	5,000	$21,075	0	0	$0	$0
CERBCO 2002
Directors’ Plan	0	$0	0	0	$0	$0

George Wm. Erikson
CERBCO 1997
Directors’ Plan	5,000	$21,275	0	0	$0	$0
CERBCO 2002
Directors’ Plan	0	$0	0	0	$0	$0

1/	The CERBCO 2002 and 1997 Directors’ Plans were terminated and all outstanding options canceled on June 30, 2005.

LONG-TERM INCENTIVE PLAN AWARDS

Neither the Company nor its subsidiaries have any long-term incentive plans.

REPRICING OF OPTIONS/SARS

The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2005. On June 30, 2005, the CERBCO 2002 and 1997 Directors’ Plans were terminated and all outstanding options canceled.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On February 28, 2005, the Board of Directors of CERBCO authorized the execution on behalf of the Company of a Settlement and Retention Agreement with each of Messrs. George Erikson, the Company’s Chairman and General Counsel, Robert Erikson, the Company’s President, and Robert Hartman, the Company’s Vice President and Chief Financial Officer (each an “Executive”). The Agreements resolve previously disclosed claims regarding amounts payable to them under Supplemental Executive Retirement Income Agreements, as well as setting forth severance and retention arrangements with each of the Executives in the event that the Company’s stockholders approved the dissolution of the Company.

As a result of the Stockholders’ vote to approve the dissolution of the Company on June 30, 2005, Messrs. George Erikson, Robert Erikson and Robert Hartman, in order that they remain in CERBCO’s employ to complete the orderly dissolution and winding up of CERBCO, will receive a “Stay Bonus” of $50,000, $50,000 and $25,000, respectively, after the Executive signs a Release of Employment Claims in the period provided in the agreement. On the date that the Company makes an initial liquidating distribution to the Company’s stockholders, Messrs. George and Robert Erikson will each receive a severance payment of $212,000 in a lump sum and Mr. Hartman will receive a lump sum severance payment equal to the sum of (x) $12,000, plus (y) 12 times the amount of the Monthly Health Coverage Payment (as defined in the agreement). As of February 28, 2005, George Erikson and Robert Erikson were not entitled to any other salary or other compensation. Mr. Hartman receives a monthly salary of $1,000 for the ten month period beginning March 1, 2005 and ending December 31, 2005; provided that if, prior to January 1, 2006, he shall cease receiving salary payments from INEI, then his monthly salary will be $3,000.

In April 2004, INEI entered into Retention Incentive Agreements with Messrs. George Erikson and Robert Erikson in order that they remain in INEI’s employ to complete the orderly dissolution and winding up of INEI. The agreements have an effective date of January 1, 2004 and will continue until June 30, 2007, three years after dissolution of INEI, or, if earlier, until the date on which the INEI Board of Directors authorizes a final liquidating distribution. The agreements call for severance payments and “stay” bonuses in the amounts of $338,000 and $105,000, respectively, to each of the two executives. Severance payments in the amounts of $338,000 each were paid to Messrs. Robert Erikson and George Erikson in January 2005 in accordance with these agreements. INEI has accrued $210,000 in connection with the stay bonuses to be paid under these agreements as of June 30, 2005.

In June 2005, INEI entered into a similar Retention Incentive Agreement with Mr. Robert Hartman, its Vice President & CFO, in order that he also remain in INEI’s employ to complete the orderly dissolution and winding up of INEI. This agreement has an effective date of March 1, 2005 and will continue until June 30, 2007 or, if earlier, until the date on which the INEI Board of Directors authorizes a final liquidating distribution. The agreement calls for a severance payment and “stay” bonus in the amounts of $112,000 and $50,000, respectively, to Mr. Hartman. INEI has accrued $162,000 in connection with this agreement as of June 30, 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table reflects, as of June 30, 2005, the only persons known to the Company to be the beneficial owners of more than five percent of any class of CERBCO’s voting securities:

Name & Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Robert W. Erikson	Common Stock	55,395 1/	4.5%
1419 Forest Drive, Suite 209	Class B Common Stock	137,055 2/	47.2%
Annapolis, MD 21403
George Wm. Erikson	Common Stock	64,602 3/	5.3%
1419 Forest Drive, Suite 209	Class B Common Stock	115,814 3/	39.9%
Annapolis, MD 21403
F. Scott Koonce	Common Stock	110,059 4/	9.0%
6550 Rock Spring Drive, Suite 600
Bethesda, MD 20817
Newtown Square Partners, LLC	Common Stock	84,385 5/	6.9%
71 Colfax Road
Skillman, NJ 08588

1/	Includes 695 shares of Common Stock owned by Mr. R. Erikson’s spouse, as to which Mr. Erikson disclaims beneficial ownership.
2/	Includes 5,305 shares of Class B Common Stock owned by Mr. R. Erikson’s spouse, as to which Mr. Erikson disclaims beneficial ownership.
3/	Includes 2,246 shares of each class of stock owned jointly with Mr. G. Wm. Erikson’s spouse, as to which there is shared voting and investment power.
4/	Based upon an Amended Schedule 13G filed with the Securities and Exchange Commission on March 29, 2005.
5/	Based upon a Schedule 13G filed with the Securities and Exchange Commission on March 1, 2005. Dennis J. O’Leary, Managing Member of Newtown Square Partners, LLC, has voting and investment power with respect to the shares of Common Stock held of record by Newtown Square Partners, LLC.

SECURITY OWNERSHIP OF MANAGEMENT

The following information is furnished with respect to all directors of CERBCO who were the beneficial owners of any shares of CERBCO’s Common Stock and Class B Common Stock as of September 7, 2004, and with respect to all directors and officers of CERBCO as a group:

		Amount & Nature of Beneficial Ownership
Name of Beneficial Owner	Title of Class	Owned Outright	Exercisable Options 4/	Percent of Class
Robert W. Erikson 5/	Common Stock	55,395 1/	0	4.5%
	Class B Common Stock	137,055 2/	0	47.2%
George Wm. Erikson 5/	Common Stock	64,602 3/	0	5.3%
	Class B Common Stock	115,814 3/	0	39.9%
Webb C. Hayes, IV	Common Stock	9,500	0	0.8%
Paul C. Kincheloe, Jr.	Common Stock	12,500	0	1.0%
All directors and officers as a group (5 persons including those named above)	Common Stock Class B Common Stock	141,997 252,869	0 0	11.6 87.2	% %

1/	Includes 695 shares of Common Stock owned by Mr. R. Erikson’s spouse, as to which Mr. Erikson disclaims beneficial ownership.
2/	Includes 5,305 shares of Class B Common Stock owned by Mr. R. Erikson’s spouse, as to which Mr. Erikson disclaims beneficial ownership.
3/	Includes 2,246 shares of each class of stock owned jointly with Mr. George Erikson’s spouse, as to which there is shared voting and investment power.
4/	Each of the four directors named in the table below was the beneficial owner of exercisable options on 20,000 shares of the Common Stock (approximately 1.6% of such class), pursuant to the CERBCO 2002 and 1997 Board of Directors’ Stock Option Plans, all of which options were canceled on June 30, 2005 but currently treated as outstanding shares of Common Stock of CERBCO for purposes of distributions pursuant to CERBCO’s plan of liquidation and dissolution.
5/	Messrs. George Wm. Erikson and Robert W. Erikson are brothers. Mr. George Erikson also is the beneficial owner of 16,500 shares of Common Stock (less than 1% of such class) of INEI Corporation, a subsidiary of the Company. In addition, Messrs. George Erikson and Robert Erikson each were the beneficial owners of exercisable options on 60,000 shares of the Common Stock (approximately 1.8% of such class) of INEI Corporation, pursuant to the Insituform East 1999 Board of Directors’ Stock Option Plan, all of which options were canceled on June 30, 2004 and but currently treated as outstanding shares of Common Stock of INEI for purposes of distributions pursuant to INEI’s plan of liquidation and dissolution.

Item 12. Certain Relationships and Related Transactions

Not applicable.

Item 13. Exhibits

Exhibit Number *
2.1	Asset Purchase Agreement dated as of June 18, 2003 (incorporated by reference to Exhibit 99.1 to CERBCO, Inc. Current Report on Form 8-K dated June 18, 2003)

2.2	Plan of Complete Dissolution and Liquidation of CERBCO, Inc. (incorporated by reference to CERBCO, Inc. Proxy Statement filed in connection with the Company’s Special Meeting of Stockholders on June 30, 2005)

3.1	CERBCO, Inc. Certificate of Incorporation

3.2	CERBCO, Inc. By-Laws

Exhibits 3.1 and 3.2 are incorporated by reference to Exhibits to CERBCO, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.1	Settlement and Retention Agreement dated as of February 28, 2005 by and between the Registrant and George Wm. Erikson

10.2	Settlement and Retention Agreement dated as of February 28, 2005 by and between the Registrant and Robert W. Erikson

10.3	Settlement and Retention Agreement dated as of February 28, 2005 by and between the Registrant and Robert F. Hartman

Exhibits 10.1, 10.2 and 10.3 are incorporated by reference to Exhibits to CERBCO, Inc. Current Report on Form 8-K dated March 4, 2005.

10.4	INEI Corporation Retention Incentive Agreement - George Wm. Erikson

10.5	INEI Corporation Retention Incentive Agreement - Robert W. Erikson

Exhibits 10.4 and 10.5 are incorporated by reference to Exhibits to CERBCO, Inc. Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.6	INEI Corporation Retention Incentive Agreement - Robert F. Hartman (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-B.
**	Stockholders may obtain copies of any of the documents not included herein but filed with the SEC by writing to CERBCO, Inc., Attn: Corporate Secretary, 1419 Forest Drive, Suite 209, Annapolis, Maryland 21403; or on the internet at www.sec.gov.

Item14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by Aronson & Company for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2005 and June 30, 2004, and fees billed for other services rendered by Aronson & Company during those periods.

	2005	2004
Audit fees 1/	$43,701	$28,891
Audit related fees 2/	1,030	449
Tax fees 3/	8,258	9,026
All other fees 4/	0	0

Total	$52,989	$38,366

1/	Audit fees consisted principally of audit work performed on the consolidated financial statements, as well as quarterly reviews of financial statements included in the Company’s Forms 10-QSB. The 2005 payments include billings for the audit for 2004 and quarterly reviews for 2005. The 2004 payments include billings for the audit for 2003 and quarterly reviews for 2004.
2/	Audit related fees consisted principally of other reimbursable expenses.
3/	Tax fees consisted principally of tax compliance and reporting.
4/	The Company generally does not engage Aronson & Company for “other” services.

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

SERVICES BY EMPLOYEES OF ARONSON & COMPANY

No part of Aronson & Company’s engagement to audit the Company’s financial statements for the fiscal years ended June 30, 2005 and 2004 was attributable to work performed by persons other than Aronson & Company’s permanent employees.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland, on September 28, 2005.

CERBCO, Inc.

/s/ ROBERT W. ERIKSON
Robert W. Erikson
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature & Title	Capacity	Date
/s/ ROBERT W. ERIKSON Robert W. Erikson President	Director, Principal Executive Officer	September 28, 2005

/s/ GEORGE Wm. ERIKSON George Wm. Erikson Chairman & General Counsel	Director, Principal Executive Officer	September 28, 2005

/s/ ROBERT F. HARTMAN Robert F. Hartman Vice President, Secretary & Treasurer	Principal Financial Officer, Principal Accounting Officer	September 28, 2005

/s/ WEBB C. HAYES, IV Webb C. Hayes, IV	Director	September 28, 2005

/s/ PAUL C. KINCHELOE, JR. Paul C. Kincheloe, Jr.	Director	September 28, 2005

CERBCO, Inc.

1419 Forest Drive, Suite 209 • Annapolis • Maryland 21403

Tel: 443.482.3374

Fax: 410.263.2960